Form 10-K405/A
period 1997-12-31
PRICE DEVELOPMENT CO LP
filed 1998-05-08
CIK 1045334

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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



      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

      Certain matters discussed under the captions "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report of Form 10-K/A may constitute forward-looking statements for purposes of Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of JP Realty, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During the two most recent fiscal years, the Operating Partnership has not experienced any changes in or disagreements with its independent auditors.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Company is the sole general partner of the Operating Partnership. The following information is furnished regarding the Directors of the Company.

  JOHN PRICE, age 64, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1993. Mr. Price formed Fairfax in 1972, and its predecessor, John Price Associates, Inc., a construction company, in 1957. Mr. Price has developed and built substantial retail and commercial real estate properties during his 40 years in the real estate industry and has been involved in all facets of real estate development, construction, leasing, management and financing. Mr. Price is a member of the Board of Directors and the Executive Committee of Alta Industries--Utah, Inc. (a distributor of ferrous and nonferrous metals and a manufacturer of roofing, siding, and other structural components). Mr. Price is also a member of the NAREIT Legislative Advisory Council, a trustee of the University of Utah, a member of the Board of Directors of the Utah State Fairpark Corporation which operates the Utah State Fairgrounds and a member of the Advisory Board of the First Security Bank of Utah, N.A. Mr. Price is a graduate of the University of Utah.

  G. REX FRAZIER, age 54, has served as President, Chief Operating Officer and a Director of the Company since September 1993. Mr. Frazier has served as President and Chief Operating Officer of Fairfax since 1986, prior to which he had served as Executive Vice President, Vice President--Finance and Director of Finance. Mr. Frazier has been involved in the real estate industry since 1976. He is a certified public accountant and, prior to joining Fairfax, worked as an audit supervisor with Touche Ross & Company. Mr. Frazier is a graduate of the University of Utah.

  WARREN P. KING, age 60, has been a Director since the formation of the Company and was appointed Vice Chairman of the Board of Directors in August 1994. Prior to the formation of the Company, Mr. King served as Vice Chairman of the Board of Directors and Chairman of the Finance Committee of Fairfax beginning in 1977, and has been involved in the real estate industry since 1974. He is the President and Chief Executive Officer and director of Alta Industries--Utah, Ltd. Mr. King is also a director of A.T.S. Industrial Supply (an industrial tool and supply distributor). He is a certified public accountant and is a graduate of Stevens Henager Business College.

  JAMES A. ANDERSON, age 62, has been a Director since the formation of the Company. From April 1978 to March 1993, Mr. Anderson was the Chairman of the Board of Directors of the State of California Mining and Geology Board. He also was the Executive Vice President of Fulcrum Management, Inc. (a public and private natural resource venture capital investment company) from 1987 to 1991, and was a director of Venture Trident Ltd. Partnership (the parent company of Fulcrum Management, Inc.). He also served as a director of Homestake Mining Company from 1980 to 1987 and as Executive Vice President from 1979 to 1987. Mr. Anderson received his bachelor's degree in geological engineering from the University of Utah, a masters degree in mining geology and a doctorate degree in economic geology from Harvard University and a degree in business administration from the Stanford University Executive Program.

  SAM W. SOUVALL, age 77, has been a Director since the formation of the Company. Since 1979, Mr. Souvall has been Chairman of the Board of Alta Industries--Utah, Ltd. and, from 1970 to 1978, was President and Chief Executive Officer of that company. From 1972 to 1984, Mr. Souvall served as a director of Valley Bank & Trust Company and as Chairman of the Board of Directors from 1984 to 1988. Mr. Souvall also served as Chairman of the Board of Directors of Utah Bancorporation from 1980 to 1988, and as President and Chief Executive Officer of Souvall Bros. Intermountain Wholesalers from 1946 to 1969.

  ALLEN P. MARTINDALE, age 66, has been a Director since the formation of the Company. Since 1988, Mr. Martindale has served as the President of A.P.M. Associates (a management consulting firm). Mr. Martindale has served as a director of Smith's Food and Drug Center, Inc. (a retail food and drug store) since 1970 and served such company in several senior executive capacities since that date, including Chairman of the Board of Directors and Chief Executive Officer. He also served as President and Chief Executive Officer of Arden-Mayfair from 1964 to 1970. Mr. Martindale is a certified public accountant and a graduate of the University of California at Los Angeles.

  ALBERT SUSSMAN, age 81, has been a Director since the formation of the Company. Since January 1985, Mr. Sussman has been the Senior Advisor and a lifetime member of the Board of Trustees of the International Council of Shopping Centers, an organization of which he had previously served as executive head for 28 years. From 1987 to 1988, Mr. Sussman was consultant to LaSalle Partners (a national firm which specializes in the management and investment of real estate properties held by major corporations) and he also was a consultant to Kimco Realty Corporation (a public company owning/managing small and medium-size shopping centers). Mr. Sussman is a graduate of the City College of New York.

  The following information is furnished regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock ("10% Stockholders") to file with the Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% Stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms and amendments thereto filed during any given year.

  Based on review of the copies of such reports and amendments thereto furnished to the Company and representations from the Company's directors, executive officers and 10% Stockholders that no other reports were required to be filed, the Company believes that for the year ended December 31, 1997, the Company's directors, executive officers and 10% Stockholders complied with all
Section 16(a) filing requirements applicable to them.

     The information required by this item regarding Executive Officers appears in Item 4A of this Annual Report on Form 10-K/A.


ITEM 11. EXECUTIVE COMPENSATION

  The following information is furnished regarding executive compensation of the Company.

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information concerning the compensation paid by the Company to its Chief Executive Officer and Chairman of the Board of Directors and to its President and Chief Operating Officer, Vice President and General Counsel, Vice President-Leasing/Development and Vice President-Chief Investment Officer and Secretary, the Company's four most highly compensated executive officers other than the Chief Executive Officer (together with the Chief Executive Officer, the "Named Executive Officers").

                                                         LONG-TERM
                              ANNUAL COMPENSATION  COMPENSATION  AWARDS
                             --------------------- ---------------------
  NAME AND PRINCIPAL                                    SECURITIES          ALL OTHER
      POSITIONS         YEAR SALARY($) BONUS($)(1) UNDERLYING OPTIONS(#) COMPENSATION($)
  ------------------    ---- --------- ----------- --------------------- ---------------
John Price(2)           1997 $118,500    $53,325            --             $13,313(3)
 Chairman of the Board  1996  115,000     86,250            --              11,767(4)
 and Chief Executive    1995  100,000     45,000            --               9,397(5)
 Officer

G. Rex Frazier          1997 $134,000    $60,300            --             $14,596(3)
 President and Chief    1996  130,000     97,500          12,500            11,007(4)
 Operating Officer      1995  125,000     56,250            --              16,440(5)

David R. Sabey          1997 $103,000    $20,394            --             $ 8,941(3)
 Vice President and     1996  100,000     33,000           5,000             8,925(4)
 General Counsel        1995   97,500     19,305            --               7,836(5)

Thomas L. Mulkey        1997 $103,000    $30,900            --             $ 8,981(3)
 Vice President--       1996  100,000     50,000          10,000             7,581(4)
 Leasing/Development    1995   97,000     29,100            --               8,293(5)

Paul K. Mendenhall      1997 $ 82,500    $24,750            --             $10,459(3)
 Vice President--       1996   80,000     40,000          10,000             9,194(4)
 Chief Investment       1995   77,500     23,250            --               9,272(5)
 Officer and Secretary

--------
(1) Bonuses received for 1995, 1996 and 1997 were paid in February, 1996, 1997 and 1998, respectively.
(2) Mr. Price receives a minimum of $100,000 in annual compensation and participates in other standard benefit programs available to senior executives generally pursuant to a year-to-year employment and non-competition agreement that was entered into on January 21, 1994, the closing date of the Company's initial public offering (the "IPO").
(3) Amounts received in 1997 for each of the Named Executive Officers are as follows:

                         HEALTH     LIFE                RETIREMENT
                        INSURANCE INSURANCE 401(K) PLAN    PLAN     TOTAL
                        --------- --------- ----------- ---------- -------
    John Price           $7,708    $1,053     $1,000      $3,552   $13,313
    G. Rex Frazier        9,147       432      1,000       4,017    14,596
    David R. Sabey        4,592       261      1,000       3,088     8,941
    Thomas L. Mulkey      4,632       261      1,000       3,088     8,981
    Paul K. Mendenhall    6,530       432      1,000       2,497    10,459

(4) Amounts received in 1996 for each of the Named Executive Officers are as follows:

                         HEALTH     LIFE                RETIREMENT
                        INSURANCE INSURANCE 401(K) PLAN    PLAN     TOTAL
                        --------- --------- ----------- ---------- -------
    John Price           $6,264    $1,053     $1,000      $3,450   $11,767
    G. Rex Frazier        5,675       432      1,000       3,900    11,007
    David R. Sabey        4,772       153      1,000       3,000     8,925
    Thomas L. Mulkey      3,370       153      1,000       3,058     7,581
    Paul K. Mendenhall    5,487       261      1,000       2,446     9,194

(5) Amounts received in 1995 for each of the Named Executive Officers are as follows:

                         HEALTH     LIFE                RETIREMENT
                        INSURANCE INSURANCE 401(K) PLAN    PLAN    TOTAL
                        --------- --------- ----------- ---------- ------
    John Price           $4,344    $1,053     $1,000      $3,000   $9,397
    G. Rex Frazier       11,258       432      1,000       3,750   16,440
    David R. Sabey        3,758       153      1,000       2,925    7,836
    Thomas L. Mulkey      4,230       153      1,000       2,910    8,293
    Paul K. Mendenhall    5,686       261      1,000       2,325    9,272

OPTION GRANTS FOR CALENDAR YEAR 1997

  No options were granted to any of the Named Executive Officers during 1997.

OPTION EXERCISES/VALUES OF UNEXERCISED OPTIONS

  The following table sets forth as to each of the Named Executive Officers information with respect to option exercises during 1997 and unexercised options on December 31, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES(1)

                                                    NUMBER OF
                                              SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                      SHARES                 UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS
                     ACQUIRED                  FISCAL  YEAR-END(#)    AT FISCAL YEAR-END ($)(2)
                        ON         VALUE    ------------------------- -------------------------
       NAME         EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
------------------  ----------- ----------  ----------- ------------- ----------- -------------
John Price              --           --       106,000      106,000     $894,375     $894,375
G. Rex Frazier          625       $5,625       31,550       30,000      259,953      228,125
David R. Sabey          900        8,775       12,100       12,000       99,594       91,250
Thomas L. Mulkey        --           --        20,000       20,000      163,750      148,750
Paul K. Mendenhall      285        2,565       19,143       20,000      156,519      148,750

--------
(1) No SARs are held by any of the Named Executive Officers.
(2) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), values are calculated by subtracting the exercise price of an option from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $25.9375, the closing price of the Common Stock reported for the New York Stock Exchange on December 31, 1997.

REPORT ON EXECUTIVE COMPENSATION

  This report is presented to describe the compensation policies applied by the Executive Compensation Committee of the Board of Directors with regard to the Company's executive officers and the basis for the compensation of John Price, Chief Executive Officer of the Company, for the year 1997.

  Compensation Philosophy. The Company's compensation program for executive officers is based upon a desire to achieve both its short-term and long-term business goals and strategies with a view to enhancing stockholder value. To achieve its goals, the Company recognizes that it must adopt a compensation program which will attract, retain and motivate qualified and experienced executive officers and that its compensation program should align the financial interests of its executive officers with those of its stockholders.

  Compensation of Executive Officers (other than the Chief Executive Officer). Each year, the Executive Compensation Committee reviews the compensation of each executive officer of the Company for the previous year. In approving the 1997 annual salary for each of the executive officers, the Executive Compensation Committee considered several factors, including the individual's salary for the previous year, the individual's anticipated bonus (if any) for the previous year, the scope of the individual's responsibilities, the recommendations of management as to salary and bonus formula for the subsequent year, the Company's historical financial results and the Company's anticipated financial performance. The compensation determination for each individual was largely subjective, and no specific weight was given to any particular factor. In addition to their base salaries, these executive officers of the Company are eligible to participate in the Management Incentive Compensation Plan described below and to receive discretionary bonuses tied to their individual performances and the overall performance of the Company.

  Compensation of Chief Executive Officer. The Executive Compensation Committee determined the 1997 annual salary for John Price, Chief Executive Officer of the Company, based upon a number of factors and criteria, including the Company's historical financial results, the Company's anticipated financial performance and the requirements of Mr. Price. As Chief Executive Officer of the Company, Mr. Price is also eligible to participate in the Management Incentive Compensation Plan described below and to receive discretionary bonuses tied to his individual performance and the overall performance of the Company.

  1993 Stock Option Plan. The Company believes that providing executive officers with opportunities to acquire significant equity stakes in its growth and prosperity through the grant of stock options will enable the Company to attract and retain qualified and experienced executive officers. Stock options represent a valuable portion of the compensation program for the Company's executive officers. Stock options are generally awarded to executive officers at the time that they join the Company and periodically thereafter. The exercise price of stock options has thus been tied to the fair market value of the Company's Common Stock on the date of the grant, and will only have value if the value of the Common Stock increases. The size of the initial grants of stock options made to the existing executive officers was determined in connection with the formation of the Company. As of December 31, 1997, there has been only one additional grant of stock options under the plan. Future grants of stock options to executive officers will generally be made by the Executive Compensation Committee upon the recommendation of management and be based upon the level of each executive officer's position with the Company, an evaluation of the executive officer's past and expected future performance, the number of outstanding and previously granted options, and discussions with the executive officer.

  Management Incentive Compensation Plan. The Company established an incentive compensation plan for its officers beginning in 1995. The plan provides that each officer will earn a cash bonus for a calendar year equal to a percentage of his annual base salary provided that funds from operations per share of Common Stock increase at specified levels as compared to the previous year. The Executive Compensation Committee will review the plan at the end of each fiscal year to determine if it should be retained or revised to take into consideration future developments.

                       Executive Compensation Committee

                           Warren P. King, Chairman
                               James A. Anderson
                                Sam W. Souvall

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  John Price, Chief Executive Officer of the Company, is a director of Alta Industries--Utah, Ltd.; Warren P. King, a Director of the Company and the Chairman of the Executive Compensation Committee of the Company's Board of Directors, is the President and Chief Executive Officer of Alta Industries-- Utah, Ltd.

                            SHARE PERFORMANCE GRAPH

  The graph and table set forth below compare the cumulative total stockholder return on the Company's Common Stock for the period of January 1994 through December 1997, with the NAREIT Equity Retail REIT Total Return Index, the NAREIT Equity Mall REIT Total Return Index and the S&P 500 Index for the same period. The graph and table assume an investment of $100 in the Common Stock and each index on or about January 21, 1994, the date trading of the Common Stock commenced on the New York Stock Exchange, and the reinvestment of all dividends.


                    [SHARE PERFORMANCE GRAPH APPEARS HERE]



                        Jan. 31, 1994   Dec. 31, 1994   Dec. 31, 1995   Dec. 31, 1996   Dec. 31,1997
----------------------------------------------------------------------------------------------------
Equity Retail REIT         100.00           99.45          104.53          140.70          164.54
----------------------------------------------------------------------------------------------------
Equity Mall REIT           100.00          105.42          108.58          157.73          179.33
----------------------------------------------------------------------------------------------------
S & P 500 Index            100.00           98.02          134.71          165.64          220.92
----------------------------------------------------------------------------------------------------
JP Realty, Inc.            100.00          123.11          144.80          184.74          198.40
----------------------------------------------------------------------------------------------------

  The foregoing Share Performance Graph and the Report on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that the Company specifically incorporates such graph or report by reference and shall not otherwise be deemed filed under such acts.

  There can be no assurance that the Company's share performance will continue into the future with the same or similar trends depicted in the graph above. The Company will not make or endorse any predictions as to future share performance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of March 31, 1998 regarding the beneficial ownership of the Company's Common Stock and Price Group Stock with respect to (i) each person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding shares of Common Stock and Price Group Stock; (ii) the Named Executive Officers; (iii) the Company's directors; and (iii) all directors and executive officers of the Company as a group.

                         BENEFICIAL OWNERSHIP TABLE(1)

                                                      SHARES
          NAME AND BUSINESS ADDRESS                BENEFICIALLY         PERCENT OF
             OF BENEFICIAL OWNER                      OWNED               SHARES
---------------------------------------------      ------------         ----------
John Price(2)................................       3,167,868             15.43%

Warren P. King(3)............................         153,297                *

G. Rex Frazier(4)............................          78,365                *

Paul K. Mendenhall(5)........................          34,865                *

Sam W. Souvall(6)............................          33,061                *

Allen P. Martindale(7).......................          23,000                *

David R. Sabey(8)............................          19,061                *

Thomas L. Mulkey(9)..........................          11,291                *

James A. Anderson(10)........................           9,000                *

Albert Sussman(11)...........................           9,000                *

                                                      SHARES
          NAME AND BUSINESS ADDRESS                BENEFICIALLY         PERCENT OF
             OF BENEFICIAL OWNER                      OWNED               SHARES
---------------------------------------------      ------------         ----------
All Directors and Executive Officers
of the Company as a Group (13 Persons).......       3,606,567             17.23

Fairfax Realty, Inc.(12)
35 Century Park-Way
Salt Lake City, Utah 84115...................       2,967,313             14.60

Fairfax Holding, L.L.C.(13)
35 Century Park-Way
Salt Lake City, Utah 84115...................       2,967,313             14.60

Cohen & Steers Capital Management, Inc.(14)
757 Third Avenue
New York, New York 10017.....................       2,198,600             12.50

Grantham, Mayo, Van Otterloo & Co., LLC(15)
40 Rowes Wharf
Boston, Massachusetts 02110..................       1,502,500              8.54

The Equitable Companies Incorporated(16)
787 Seventh Avenue
New York, New York 10019.....................       1,321,100              7.50

--------
*   An asterisk indicates ownership of less than 1%.

(1) For purposes of this table, a person is deemed to be the beneficial owner of shares of Common Stock if that person has the right to acquire such shares within 60 days of the Record Date by the exercise of any stock option or any other right to convert or exchange outstanding securities. The Company is the sole general partner of, and owns an 83% interest in, the Operating Partnership. OP Units are exchangeable, at the option of the holders thereof, for shares of Common Stock on a one-for-one basis (subject to adjustment in the event of stock splits, dividends, combinations or reclassifications). OP Units and stock options held by a person are deemed to have been exchanged or exercised for the purpose of computing the percentage of outstanding shares of Common Stock beneficially owned by such person, but shall not be deemed to have been exchanged or exercised for the purpose of computing the percentage of outstanding shares of Common Stock beneficially owned by any other person. The Company has the right to convert any outstanding shares of Price Group Stock on a one-for-one basis into shares of Common Stock in the event that the combined direct or indirect economic interest held by the Price Group in the Operating Partnership falls below 10%. Even though such economic interest held by the Price Group is not below the 10% level, for purposes of this table, shares of Price Group Stock are deemed to be converted into an equivalent number of shares of Common Stock. Additionally, for the purposes of this table, a person or entity shall be deemed to be a beneficial owner of shares of Common Stock if such person or entity has or shares either investment or voting power with respect to such shares.

(2) Includes (i) 37,101 OP Units held by Mr. Price, (ii) 2,713,313 OP Units and 200,000 shares of Price Group Stock held by Fairfax Holding, L.L.C., a limited liability company in which Mr. Price holds an approximate 85% direct and indirect interest ("Holding"), (iii) 4,454 OP Units held by JPET, and (iv) options to purchase 159,000 shares of Common Stock. Mr. Price, through his control of Holding and JPET, exercises sole investment and voting power over the OP Units and shares of Price Group Stock held by such entities and disclaims beneficial ownership of the OP Units held by Holding and JPET, except to the extent of his approximate 85% interest in Holding and his approximate 6% interest in JPET.

(3) Includes (i) 80,952 OP Units held by Mr. King, (ii) 16,008 OP Units held by Mr. King's wife, Florence K. King, (iii) 29,337 OP Units held by W.P. King & Co., a partnership in which Mr. King holds an approximate 8.5% interest, and (iv) options to purchase 27,000 shares of Common Stock.

(4) Includes (i) 31,831 OP Units and (ii) options to purchase 43,515 shares of Common Stock.

(5) Includes (i) 7,187 OP Units and (ii) options to purchase 27,143 shares of Common Stock.

(6) Includes (i) 23,371 OP Units and (ii) options to purchase 9,000 shares of Common Stock. Of the shares of Common Stock reported in the table, 2,300 shares are owned of record by S.W. Souvall Co., a partnership in which Mr. Souvall and his wife each hold 2% general partner interests, and 2,300 shares are owned of record by Sary Enterprises, a partnership of which Mr. Souvall and his wife are 11% and 3% owners, respectively. Mr. Souvall disclaims beneficial ownership of the shares of Common Stock held by S.W. Souvall Co. and Sary Enterprises, except to the extent of Mr. and Mrs. Souvall's ownership interests therein.

(7) Includes options to purchase 1,000 shares of Common Stock.

(8) Includes (i) 1,595 OP Units and (ii) options to purchase 17,100 shares of Common Stock.

(9) Includes (i) 3,291 OP Units and (ii) options to purchase 8,000 shares of Common Stock.

(10) Includes options to purchase 9,000 shares of Common Stock.

(11) Includes options to purchase 3,000 shares of Common Stock.

(12) Includes 200,000 shares of Price Group Stock and 2,713,313 OP Units held by Holding. Fairfax exercises shared investment and voting power with respect to the OP Units held by Holding and disclaims beneficial ownership of such OP Units, except to the extent of its approximate 44% interest in Holding. All shares beneficially owned by Fairfax and Holding are additionally identified as being beneficially owned by Mr. Price.

(13) Includes 200,000 shares of Price Group Stock and 2,713,313 OP Units, of which 1,157,298 OP Units and 1,100,945 OP Units are additionally identified as being beneficially owned by Mr. Price and Fairfax, respectively.

(14) On its Schedule 13G filed with the Commission February 12, 1998, Cohen & Steers Capital Management, Inc. reported sole voting power with respect to 1,861,200 shares of Common Stock beneficially owned by them and sole dispositive power with respect to 2,198,600 shares of Common Stock beneficially owned by them.

(15) On its Schedule 13G filed with the Commission on January 21, 1998, Grantham, Mayo, Van Otterloo & Co., LLC reported sole voting power and sole dispositive power with respect to 1,502,500 shares of Common Stock beneficially owned by them.

(16) On its Schedule 13G/A filed with the Commission February 17, 1998, The Equitable Companies Incorporated, Alpha Assurances Vie Mutuelle, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle and AXA-UA reported sole voting power with respect to 102,686 shares of Common Stock beneficially owned by them, shared voting power with respect to 1,203,021 shares of Common Stock beneficially owned by them, sole dispositive power with respect to 1,317,459 shares of Common Stock beneficially owned by them and shared dispositive power with respect to 3,721 shares of Common Stock beneficially owned by them.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT CONTRACTS

  The Company provided third-party management services for certain properties owned directly or indirectly by John Price, Chairman of the Board of Directors and Chief Executive Officer of the Company, as follows: (i) an office building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $105,000, $114,000 and $100,000 in 1997, 1996 and 1995, respectively
(Fairfax, a company which is wholly owned by John Price, is a general partner of the owner of this building); (ii) a commercial building in Layton, Utah, the owner of which paid the Company a management fee of $22,000, $21,000 and $21,000 in 1997, 1996 and 1995, respectively; and (iii) a commercial building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $1,900, $3,000 and $1,000 in 1997, 1996 and 1995, respectively (John Price is the general partner of the owner of this building).

COMPUTER SERVICES

  The Operating Partnership leases computer services from Alta Computer Services, Inc. ("Alta Computer"). Alta Computer is majority owned by John Price, Chairman of the Board of Directors and Chief Executive Officer of the Company, Warren P. King, a Director of the Company, and Sam W. Souvall, a Director of the Company. The Operating Partnership paid $200,000, $194,000 and $196,000 in 1997, 1996 and 1995, respectively, for such services.

ACCOUNTING AND MANAGEMENT SERVICES

  The Operating Partnership has entered into a management agreement under which it performs certain accounting and management functions on behalf of Fairfax. Management fees collected by the Operating Partnership under this agreement totaled $72,000 for each of the three years ended December 31, 1997.

BOISE TOWNE SQUARE SETTLEMENT

  On March 17, 1997, a settlement agreement was entered into by the Company, Boise Mall Development Company, Ltd., a Utah partnership which is beneficially owned by, among others, John Price (Chairman of the Board of Directors and Chief Executive Officer of the Company), G. Rex Frazier (President and Chief Operating Officer and a Director of the Company), Paul K. Mendenhall (Vice President--Chief Investment Officer and Secretary of the Company), Martin G. Peterson (Vice President--Administration of the Company), Greg Curtis (Vice President--Management of the Company), Warren P. King (a Director of the Company), Fairfax and JPET II Company, Ltd. (a limited partnership in which John Price is the sole general partner ("JPET")) and which contributed Boise Towne Square to the Company ("BMDC"), and the successor to the company that owned a certain parcel adjacent to Boise Towne Square (the "Prior Owner"), which parcel is believed to be the source of an environmental contaminant that has been found to affect Boise Towne Square as well as certain other adjacent parcels. The settlement agreement, which was approved by the unanimous vote of the independent directors of the Board of Directors of the Company, memorializes the final settlement of all claims that the Company and BMDC have against the Prior Owner relating to the environmental condition existing at Boise Towne Square. In connection with the settlement agreement, BMDC, which retained all claims of an environmental nature with respect to Boise Towne Square that it held on the date of the contribution of such property to the Company received a cash payment totaling $4.5 million for its prior damages. In addition, the Company received a cash payment of $1.1 million which is intended to defray, based on independent studies of the condition, the additional costs that may be incurred by the Company in any future expansion of Boise Towne Square as result of such environmental condition and to reimburse the Company for certain sums escrowed at the time of, and in connection with, its formation and the closing of the IPO. In addition, the Company has received from the Prior Owner a broad indemnification relating to such environmental condition as well as covenant to complete the ongoing remediation of such environmental condition.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  (1) and (2) Financial Statements and Financial Statements Schedules

      See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 of this Form 10-K/A

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

                                  PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP

                                  BY: JP Realty, Inc. as a General Partner



Date:  May 8, 1998                    By: /s/ M. Scott Collins
                                      --------------------------
                                      M. Scott Collins
                                      Vice President - Chief
                                      Financial Officer

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

A summary of the Company's stock option plan is set forth below:


                                            1997                 1996                1995
                                      -----------------   --------------------------------------
                                               WEIGHTED             WEIGHTED            WEIGHTED
                                                AVERAGE              AVERAGE             AVERAGE
                                               EXERCISE             EXERCISE            EXERCISE
                                       SHARES   PRICE      SHARES    PRICE     SHARES     PRICE
                                      -------  --------   -------   --------   ------   --------

Outstanding at beginning of year      558,000  $ 17.99    494,000   $ 17.56   550,000    $ 17.54
 Granted                                7,000    25.38    107,000     20.02     7,000      19.13
 Exercised                            (12,000)   18.64    (22,000)    17.57   (55,000)     17.50
 Forfeited                                 --       --    (21,000)    18.85    (8,000)     17.50
                                      -------  -------    -------   --------------    -------
Outstanding at end of year            553,000* $ 18.07    558,000   $ 17.99   494,000    $ 17.56
                                      =======  =======    =======   =======   =======    =======

Exercisable at end of year            277,000  $ 17.87    178,000   $ 17.77    96,000    $ 17.83
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


14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Financial information for each of the quarters in the years ended December 31, 1997 and 1996 are as follows:


                                                      FIRST    SECOND     THIRD    FOURTH     TOTAL
                                                    --------  --------  --------  --------  --------
   YEAR ENDED
DECEMBER 31, 1997
-----------------
Total Revenues                                      $ 18,375  $ 18,617  $ 21,773  $ 24,208  $ 82,973
Income Before Extraordinary Item, Gain on
 Sale of Real Estate and Minority Interest             7,555     8,137     8,230     9,141    33,063
Net Income                                             7,456     8,368     8,137     8,885    32,846
Basic Earnings Per OP Unit                               .36       .39       .38       .43      1.56
Diluted Earnings Per OP Unit                             .36       .39       .38       .41      1.54
Distributions Declared Per OP Unit                      .435      .435      .435       .45     1.755



   YEAR ENDED
DECEMBER 31, 1997                                     FIRST    SECOND     THIRD    FOURTH     TOTAL
-----------------                                   --------  --------  --------  --------  --------
Total Revenues                                      $ 16,942  $ 18,407  $ 18,497  $ 19,103  $  72,949
Income Before Extraordinary Item, Gain on
 Sale of Real Estate and Minority Interest             6,693     7,234     7,088     7,774     28,789
Net Income                                             6,696     7,068     7,059     7,671     28,494
Basic Earnings Per OP Unit                               .34       .36       .36       .39       1.45
Diluted Earnings Per OP Unit                             .34       .36       .36       .38       1.44
Distributions Declared Per OP Unit                      .420      .420      .420      .435      1.695


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


                                                                 SCHEDULE III
                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)





                                                                                            GROSS AMOUNT AT WHICH CARRIED
                                                        INITIAL COSTS         CAPITALIZED         AT CLOSE OF PERIOD
                                                    -------------------------  SUBSEQUENT   ----------------------------
                                        RELATED                 BUILDING &        TO                   BLDG. &
  DESCRIPTION                         ENCUMBRANCES    LAND     IMPROVEMENTS   ACQUISITION     LAND     IMPROV.  TOTAL(1)
  -----------                         ------------    ----     --------------------------     ----     -------  --------
MALLS:
  Animas Valley Mall, Farmington, NM  $    --         $ 3,902  $24,059        $    28        $ 3,902   $24,087  $27,989
  Boise Towne Square, Boise, ID         32,475          6,512      --          37,045          6,512    37,045   43,557
  Cache Valley Mall, Logan, UT           5,781            909      --           8,419            909     8,419    9,328
  Cottonwood Mall, Salt Lake City, UT   19,857          7,514   20,776         30,851          7,514    51,627   59,141
  Eastridge Mall, Casper, WY               --           4,300   19,896          3,421          4,300    23,318   27,618
  Grand Teton Mall, Idaho Falls, ID        --           5,802   28,614             92          5,802    28,706   34,508
  North Plains Mall, Clovis, NM          5,472          1,592      --          10,863          1,592    10,863   12,455
  Pine Ridge Mall, Pocatello, ID        10,019          1,883      --          21,566          1,883    21,566   23,449
  Red Cliffs Mall, St. George, UT        6,132            903      --          12,846            903    12,846   13,749
  Salem Center Mall,  Salem, OR            --           1,704   30,504            --           1,704    30,504   32,208
  Silver Lake Mall, Coeur d'Alene, ID   12,827          4,055   21,379            181          4,055    21,560   25,615
  Spokane Valley Mall, Spokane, WA      43,009          6,645   34,341         16,869          6,645    51,210   57,855
  Three Rivers Mall, Kelso, WA          10,175          1,977      --          20,380          1,977    20,380   22,357
  Visalia Mall, Visalia, CA                --           6,146   31,812            834          6,146    32,645   38,791
  White Mountain Mall, Rock Springs, WY  5,083          1,120      --          15,789          1,120    15,789   16,909

COMMUNITY CENTERS &
  FREE-STANDING RETAIL:
  Alameda Plaza, Pocatello, ID             --             500      --           3,365            500     3,365    3,865
  Anaheim Plaza, Anaheim, CA               --             --       --              54            --         54       54
  Austin Bluffs Plaza,
          Colorado Springs, CO             --           1,488      --           1,943          1,488     1,943    3,431
  Bailey Hills Plaza, Eugene, OR           --             157      --             317            157       317      474
  Bank One, Nephi, UT                      --              17      183            --              17       183      200
  Baskin Robbins 17th St.,
          Idaho Falls, ID                  --               9       67              7              9        74       83
  Boise Plaza, Boise, ID                   --             322      --           1,382            322     1,382    1,704
  Boise Towne Plaza, Boise, ID             --           3,316    4,243          1,049          3,316     5,292    8,608
  Cottonwood Square, Salt Lake City, UT    --           1,926    3,535            --           1,926     3,535    5,461
  Division Crossing, Portland, OR          --           2,429      --           4,483          2,429     4,483    6,912
  Fort Union Plaza, Salt Lake City, UT     --              21      --           1,673             21     1,673    1,694
  Fremont Plaza, Las Vegas, NV             --             --       --           2,254            --      2,254    2,254
  Fry's Shopping Plaza, Glendale, AZ       --             353      --           4,582          1,254     3,682    4,936
  Gateway Crossing, Bountiful, UT          --           3,644      --           8,480          3,644     8,480   12,124


ACCUMULATED     DATE OF        DATE      DEPRECIABLE
DEPRECIATION  CONSTRUCTION   ACQUIRED    LIVES-YEARS
------------  ------------   --------    -----------
  $ 1,518            --         1995          40
   12,455       1987-88      1985-86        5-40
    4,209       1975-76      1973-75       10-40
   18,048       1981-87         1980        4-40
    1,321            --         1995          40
    1,252            --         1996          40
    3,409       1984-85      1979-84       10-40
    7,916       1979-81         1979       10-40
    2,913       1989-90         1989        3-40
       --            --         1997          40
      293            --         1997          40
      475       1990-97         1990          40
    4,971       1986-87         1984       10-40
      397            --         1997          40
    6,053       1977-78         1977          40

    1,837          1973         1973          40
       30       1980-81         1979          40
      594          1985         1979        3-40
       51       1988-89         1988          40
      140            --         1976          40
       18            --         1988          40
      900       1970-71         1970          40
       15       1996-97      1996-97          40
      177            --         1995          40
      813       1990-91         1990       20-40
      628       1979-84           --          40
    1,132       1976-80           --          40
    1,544       1980-81         1980          40
    1,052       1990-92         1990          40


                                                                 SCHEDULE III
                   PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                DECEMBER 31, 1997
                              (DOLLARS IN THOUSANDS)




                                                                                             GROSS AMOUNT AT WHICH CARRIED
                                                         INITIAL COSTS         CAPITALIZED              AT CLOSE OF PERIOD
                                                         --------------------   SUBSEQUENT   -----------------------------
                                            RELATED                BUILDING &        TO                  BLDG. &
  DESCRIPTION                             ENCUMBRANCES   LAND     IMPROVEMENTS   ACQUISITION   LAND      IMPROV.  TOTAL(1)
  -----------                             ------------   ----     ------------   -----------   ----      -------  --------
COMMUNITY CENTERS &
  FREE-STANDING RETAIL (CONTINUED):
  Halsey Crossing, Gresham, OR                  --          --           --2,302          --     2,302    2,302
  North Temple Shops, Salt Lake City, UT        --           60          --177           60      177      237
  Orem Plaza Center Street, Orem, UT            --          371          330         1,091          344    1,448    1,792
  Orem Plaza State Street, Orem, UT             --          126          --687          126      687      813
  Plaza 800, Sparks, NV                         --           33        2,969            38           33    3,007    3,040
  Plaza 9400, Sandy, UT                         --          --           --4,514          --     4,514    4,514
  Red Cliffs Plaza, St. George, UT              --          --         2,403           --           --     2,403    2,403
  River Pointe Plaza, West Jordan, UT           --        1,130          --2,668        1,130    2,668    3,798
  Riverside Plaza, Provo, UT                    --          427        1,886         1,289          427    3,175    3,602
  Twin Falls Crossing, Twin Falls, ID           --          125          --776          125      776      901
  University Crossing, Orem, UT                 --          230          --4,424          230    4,424    4,654
  Woodlands Village, Flagstaff, AZ              --        2,068        5,329           228        2,068    5,557    7,625
  Yellowstone Square, Idaho Falls, ID           --          355          --4,552          355    4,552    4,907

COMMERCIAL:
  First Security Place, Boise, ID               --          300          --3,249          300    3,249    3,549
  Price Business Center - Commerce Park,
   West Valley City, UT                         --          415        2,109         8,509        1,147    9,886   11,033
  Price Business Center-Pioneer Square,
   Salt Lake City, UT                           --          658          --10,468          658   10,468   11,126
  Price Business Center-South Main,
   Salt Lake City, UT                           --          317          --2,469          317    2,469    2,786
  Price Business Center-Timesquare,
   Salt Lake City, UT                           --          581          --9,019          581    9,019    9,600
  Sears-Eastbay, Provo, UT                    1,927         275          --2,079          275    2,079    2,354

OTHER REAL ESTATE:
  Provo Towne Centre, Provo, UT               3,000      13,829       16,661           --        13,829   16,661   30,490
  Miscellaneous Real Estate                     --        3,471           17         7,029        3,471    7,045   10,516
                                            --------     -------      --------      --------     -------  -------- --------

  TOTAL                                    $155,763     $93,917     $251,113      $274,341      $95,523 $523,848 $619,371
                                           ========     =======     ========      ========      ======= ======== ========


ACCUMULATED     DATE OF        DATE      DEPRECIABLE
DEPRECIATION  CONSTRUCTION   ACQUIRED    LIVES-YEARS
------------  ------------   --------    -----------
      492       1989-91           --        4-40
       83          1970         1970          40
      592       1976-87         1973       10-40
      345          1975         1973       29-40
    1,665          1974           --          40
    1,916       1976-84           --       10-40
      195       1994-95      1994-95          40
      727       1987-88      1986-87        5-40
    1,461       1978-81         1977          40
      407          1976         1975          40
    1,681       1971-92         1971          40
      455            --         1994          40
    2,554       1972-77         1972          40


    1,471       1978-80         1978       10-40

    1,349          1980      1973-95          40

    3,311       1974-92         1973        3-40

    1,298       1967-82      1966-81        3-40

    3,544       1974-80      1972-80        5-40
      457       1989-90         1989          40


      --           1997(2)      1997          40

     240            --       1980-95          40
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