Form 10-Q
period 1998-03-31
PRICE DEVELOPMENT CO LP
filed 1998-05-14
CIK 1045334

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1998

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                          Commission file number 333-34835-01



                            PRICE DEVELOPMENT COMPANY,
                                LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)



                  MARYLAND                             87-0516235
           (State of organization)                  (I.R.S. Employer
                                                   Identification No.)
             35 CENTURY PARK-WAY
         SALT LAKE CITY, UTAH  84115                 (801) 486-3911
  (Address  of  Principal Executive Offices)  (Registrant's  telephone number, including area code)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes   No
                                                                     [X]

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                                       FORM 10-Q


                                         INDEX



PART I:     FINANCIAL INFORMATION
                                                                         PAGE

Item 1.     Financial Statements. . . . . . . . . . . . . . . . . . . .     3

            Condensed Consolidated Balance Sheet as of
             March 31, 1998 and December 31, 1997 . . . . . . . . . . .     4

            Consolidated Statement of Operations for the
             Three Months Ended March 31, 1998 and 1997 . . . . . . . .     5

            Condensed Consolidated Statement of Cash Flows for the
             Three Months Ended March 31, 1998 and 1997 . . . . . . . .     6

            Notes to Financial Statements . . . . . . . . . . . . . . .     7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . .     9

Item 3.     Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . . . . . . . .    11

PART II:    OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    12

Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . .    12

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . .    12

Item 4.     Submission of Matters to a Vote of Security Holders. . . . .    12

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . .    12

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    13

                                        PART I



ITEM 1.  FINANCIAL STATEMENTS

The information furnished in the accompanying financial statements listed in the index on page 2 consists only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                (DOLLARS IN THOUSANDS)


                                                               (UNAUDITED)
                                                               -----------
                                                                 March 31,  December 31,
                                                                   1998        1997
                                                               -----------   ----------
ASSETS
Real Estate Assets, Including Assets Under
 Development of $40,634 and $33,665                             $  630,983    $ 619,371
  Less:  Accumulated Depreciation                                 (101,959)     (98,404)
                                                                ----------    ---------
    Net Real Estate Assets                                         529,024      520,967
Cash                                                                 6,987        5,603
Restricted Cash                                                      2,341        2,465
Other Assets                                                        18,233       16,649
                                                                ----------   ----------
                                                                $  556,585   $  545,684
                                                                ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                      $  286,205   $  283,390
Accounts Payable and Accrued Expenses                               18,398       18,840
Distributions Payable                                                9,565           --
Other Liabilities                                                      628          617
                                                                ----------    ---------
                                                                   314,796      302,847
                                                                ----------    ---------
Minority Interest                                                    1,864        1,830
                                                                ----------    ---------

Commitments and Contingencies

Partners' Capital
General Partner                                                    206,774      207,581
Limited Partners                                                    33,151       33,426
                                                                ----------   ----------
                                                                   239,925      241,007
                                                                ----------   ----------
                                                                $  556,585   $  545,684
                                                                ==========   ==========

          See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

              (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------------
                                                                   1998       1997
                                                                ----------   ----------
Revenues:
  Minimum Rents                                                 $   17,911   $   13,207
  Percentage and Overage Rents                                       1,070        1,003
  Recoveries from Tenants                                            5,340        3,878
  Interest                                                              89          218
  Other                                                                 93           69
                                                                ----------    ---------
                                                                    24,503       18,375
                                                                ----------    ---------
Expenses:
  Operating and Maintenance                                          4,166        2,735
  Real Estate Taxes and Insurance                                    2,640        1,906
  General and Administrative                                         1,574        1,436
  Depreciation                                                       3,646        2,642
  Amortization of Deferred Financing Costs                             259          254
  Amortization of Deferred Leasing Costs                               167          171
  Interest                                                           3,958        1,676
                                                                ----------   ----------
                                                                    16,410       10,820
                                                                     8,093        7,555

Minority Interest in Income of Consolidated Partnerships              (102)         (99)
                                                                ----------   ----------
 Net Income                                                     $    7,991   $    7,456
                                                                ==========   ==========

Basic Net Income Per Partnership Unit                           $      .38   $      .36
                                                                ==========   ==========

Diluted Net Income Per Partnership Unit                         $      .37   $      .36
                                                                ==========   ==========
Basic Weighted Average Number of Partnership Units
 Outstanding                                                        21,290       20,720

Add: Diluted Effect of Stock Options                                   146          177
                                                                ----------   ----------
Diluted Weighted Average Number of Partnership Units
 Outstanding                                                        21,436       20,897
                                                                ==========   ===========

          See accompanying notes to financial statements.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                            (DOLLARS IN THOUSANDS)


                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------------
                                                                   1998         1997
                                                                 ---------    ---------
Net Cash Provided by Operating Activities                        $  14,746    $  11,660
                                                                 ---------    ---------
Cash Flows from Investing Activities:
Real Estate Assets, Developed or Acquired                          (15,494)      (9,717)
Increase in Restricted Cash                                            124          (22)
                                                                 ---------    ---------
 Net Cash Used in Investing Activities                             (15,370)      (9,739)
                                                                 ---------    ---------
Cash Flows from Financing Activities:
Proceeds from Borrowings                                           101,940        7,977
Repayment of Borrowings                                            (99,125)     (44,136)
Net Proceeds from Sale of Partnership Units                            492       38,767
Distributions to Minority Interests                                    (71)         (73)
Deferred Financing Costs                                            (1,228)        (406)
                                                                 ---------    ---------
 Net Cash Provided by Financing Activities                           2,008        2,129
                                                                 ---------    ---------
Net Increase in Cash                                                 1,384        4,050
Cash, Beginning of Period                                            5,603        1,750
                                                                 ---------    ---------
Cash, End of Period                                              $   6,987    $   5,800
                                                                 =========    =========

Supplemental Disclosure of Non-Cash Transactions:

The following non-cash transactions occurred:

Distributions accrued for General Partner not paid               $   7,910    $   7,632

Distributions accrued for Limited Partners not paid              $   1,655    $      --


          See accompanying notes to financial statements.

                   PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

1.    BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS

      Price Development Company, Limited Partnership (the "Operating Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. Price Development Company, Limited Partnership is the Operating Partnership of JP Realty, Inc. ("the Company") who is the general partner. JP Realty, Inc. completed its initial public offering on January 21, 1994 and conducts all of its business operations through, and holds an 83% controlling general partner interest in the Operating Partnership. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as "the Company" unless the text requires otherwise.

      The interim financial data for the three-months ended March 31, 1998 and 1997 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.


2.    BORROWINGS

      On March 11, 1998 the Operating Partnership issued $100,000 in the ten year senior notes bearing annual interest at a rate of 7.29%. Principle payments of $25,000 are due annually beginning March 2005. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Proceeds from the notes were used to partially repay outstanding borrowings under the Operating Partnership's $200,000 unsecured credit facility.

      On March  16,  1998  the  Operating  Partnership  entered  into a $10,000
unsecured  credit  facility.   The  credit  facility  will  be used for general
business and cash management purposes.

      On July 30, 1996, Spokane Mall Development Company, a consolidated partnership, of which the Operating Partnership is the General Partner, entered into a $50,000 construction facility. The construction facility will be used to fund the development and construction of the Spokane Valley Mall in Spokane, Washington. The construction loan has a 3 year term with an optional 2 year extension and is secured by the Spokane Valley Mall and guaranteed by the Operating Partnership. As of March 31, 1998, borrowings on the loan were $44,948.

      The Operating Partnership borrowed $9,000 on April 21, 1998 from its $200,000 unsecured credit facility to fund construction projects.

                  PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)


3.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited proforma summary financial information for the three months ended March 31, 1998 and 1997, is presented as if the acquisitions of Silver Lake Mall, Visalia Mall, Salem Center and the additional common stock offering on January 22, 1997, had been consummated as of January 1, 1997.


                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------
                                                                    1998        1997
                                                                  ---------   ----------

Revenues                                                           $  24,503  $   21,262

Net Income                                                             7,991       7,562

Basic Net Income Per Partnership Unit                                    .38         .36

Diluted Net Income Per Partnership Unit                                  .37         .35


4.    PARTNERS' CAPITAL

      The following table summarizes changes in partners' capital since December 31, 1997:

                                    GENERAL        LIMITED
                                    PARTNER        PARTNERS         TOTAL
                                   ---------      ---------      ----------
Partners' Capital at
 December 31, 1997                 $ 207,581      $  33,426      $  241,007

Units Issued Upon Exercise
 of Stock Options                        492             --             492
Conversion of Limited
 Partners' Interests                       1             (1)             --
Distributions Accrued                 (7,910)        (1,655)         (9,565)
Net Income                             6,610          1,381           7,991
                                   ---------      ---------       ---------
Partners' Capital at
 March 31, 1998                    $ 206,774      $  33,151       $  239,925
                                   =========      =========       ==========


                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      JP Realty, Inc. (the "Company") completed its initial public offering on January 21, 1994, and conducts all of its business operations through its 83% controlling general partner interest in, Price Development Company, Limited Partnership (the "Operating Partnership"). Since there are not material differences between the Company and the Operating Partnership they will be collectively referred to as "the Company" unless the text requires otherwise.

      The Company is a fully integrated, self administered and self-managed real estate investment trust ("REIT") primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company's existing portfolio consists of 48 properties, including 15 enclosed regional malls, 25 community centers, two freestanding retail properties and six mixed-use commercial properties.

      The Company's financial condition and results of operations were positively impacted by the Operating Partnership's December 1997 acquisition of Salem Center and the June 1997 acquisitions of Silver Lake Mall and Visalia Mall, as well as its development activities which added a combined 840,000 square feet of gross leasable area ("GLA") to the retail portfolio.

      The Company completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its common stock.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended March 31, 1998 increased $6,128 or 33% to $24,503 as compared to $18,375 in 1997. This increase is primarily attributable to a $4,704 or 36% increase in minimum rents to $17,911 as compared to $13,207 in 1997. Additionally, percentage and overage rents increased $67 or 7% to $1,070 as compared to $1,003 in 1997.

      The June acquisitions of the Silver Lake Mall and Visalia Mall as well as the December acquisition of Salem Center, contributed $4,235 to the minimum rent increase and $143 to the percentage and overage rent increase.

      Recoveries from tenants increased $1,462 or 38% to $5,340 as compared to $3,878 in 1997. Property operating expenses, including operating and maintenance and real estate taxes and insurance increased $1,431 or 52% and $734 or 39% respectively. The acquisitions of Silver Lake Mall, Visalia Mall and Salem Center contributed $1,060 to recoveries from tenants, $839 to property operating expenses, including operating and maintenance and $349 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 78% compared to 84% in 1997.

      Depreciation and amortization increased $1,005 or 33% to $4,072 as compared to $3,067 in 1997. This increase is primarily due to the acquisitions and the increase in newly developed GLA.

      Interest expense increased $2,282 or 136% to $3,958 as compared to $1,676 in 1997. This increase resulted from additional borrowings used to acquire Silver Lake Mall, Visalia Mall, Salem Center and newly constructed GLA.

                 PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income", as defined in the Code. During the quarter ended March 31, 1998 the Company declared a distribution of $.45 per partnership unit payable April 21, 1998 to the shareholders of record as of April 3, 1998.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 1998, the Company's cash and restricted cash amounted to approximately $9.3 million. In addition to its cash and restricted cash, unused capacity under its credit facilities totaled $182 million.

      The Company expects to meet its short term cash requirements, including capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the credit facilities. Exclusive of construction and development activities, capital expenditures (both revenue and non-revenue enhancing) for the existing properties are budgeted in 1998 to be approximately $5 million.

      The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, the repayment of the 100 million senior notes principle payable at 25 million a year starting in March 2005, and the retirement of outstanding balances under the credit facilities.

      An additional long-term capital need of the Company is the construction of the regional mall in Spokane, Washington, through its consolidated partnership, Spokane Mall Development Company Limited Partnership. On July 30, 1996, this consolidated partnership entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. The mall opened August 13, 1997, and contains approximately 689,000 square feet of total GLA. Continued payments for initial tenant construction allowances and completion of construction will increase borrowings on the loan. The Company estimates the total cost of this project will be approximately $67 million. The difference between the estimated cost of the project and amount of the construction facility is comprised of costs incurred to date for the purchase of land and payment of fees and other development costs. As of March 31, 1998, borrowings on the loan were approximately $44.9 million.

      The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, Ltd. This property will also represent a future long-term capital need for the Company. The Company expects to fund this project through advances under its credit facilities in combination with construction financing.

      The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the credit facilities, together with equity and debt offerings and individual property financing.

                 PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998 the Operating Partnership under its shelf registration, issued $100 million of ten year senior unsecured notes bearing annual interest at a rate of 7.29%.
The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the credit facility.

      The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 35% at March 31, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

                                        PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not aware of any pending or threatened litigation at this time that will have a material adverse effect on the Company or any of its properties.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT                                                                  PAGE
NUMBER                                                                 NUMBER
------                                                                 ------

4.1  Form of Debt Security (4.6)*
4.2  Indenture, dated March 11, 1998, by and between the Operating
     Partnership and The Chase Manhattan Bank as trustee (4.8)*
4.3  First Supplemental Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase Manhattan Bank as
     trustee (4.9)*
10.1 Amended and Restated Agreement of Limited Partnership of Price Development Company, Limited Partnership (10(a))**
10.2 Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))**
10.3 Loan Agreements related to Mortgage Debt and related documents (10(c))**
     i) Deed of Trust, Mortgage,  Security  Agreement  and Assignment
        of Leases and Rents of Price Financing Partnership, L.P.
     ii)Intentionally Omitted
     iii)Indenture between Price Capital Corp. and a Trustee
     iv)Limited Guarantee Agreement (Guarantee of Collection) for outside investors
     v) Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
     vi)Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
     vii)Note Issuance Agency Agreement between Price Capital Corp. and
         Price Financing Partnership, L.P.
     viii)Management and Leasing Agreement among Price Financing Partnership, L.P.and Price Development Company, Limited Partnership
     ix)Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6 Registration Rights Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(g))**
10.7 Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership**
10.8 Exchange Agreement among the Company and the Limited Partners of Price Development Company, Limited Partnership (10(h))**
10.10Amendment to Groundlease between Price Development Company and Alvin
     Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))**
10.11Lease Agreement between The Corporation of the President of the Church of
     Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979. (Groundlease for Anaheim
     Plaza) (10(k))**
10.12Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto.
     (Groundlease for Fort Union Plaza) (10(l))**
10.13Lease Agreement between Advance Management Corporation and Price Rentals,
     Inc. and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))**
10.14Groundlease between Aldo Rossi and Price Development Company, dated June
     1, 1989, and related documents.   (Groundlease  for  Halsey  Crossing)
     (10(n))**
---------------------------
*Documents were previously filed with the Company's current report Form 8-K.

**Documents were previously filed with the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and are incorporated herein by reference.

(b)Reports on Form 8-K.

   On January 13, 1998 the Company filed a current report dated December 30, 1997 on Form 8-K reporting the acquisition of Salem Center. On February 3, 1998 the Company filed a current report on Form 8-K/A amending its current report on Form 8-K dated December 30, 1997 to include financial statements on the acquisition of Salem Center.

   The financial statements filed were as follows:

   SALEM CENTER
   Statement of Revenues and Certain Expenses for
    the Year Ended December 31, 1996
   Statements of Revenues and Certain Expenses for the Nine Month Period Ended September 30, 1997 and 1996 (unaudited)
   Notes to Financial Statements

   PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
   Proforma - Unaudited:
   Condensed Consolidated Balance Sheet as of September 30, 1997
   Condensed Consolidated Statements of Operations for the Nine Month Period ended September 30, 1997 and the Year Ended December 31, 1996
   Estimated Twelve Month Pro Forma Statement of
   Net Operating Income and Operating Funds Available

   On March 4, 1998 the Company filed a current report dated March 4, 1998 on Form 8-K reporting the financial results of the Company for 1997.

   The financial statements filed were as follows:

   Report of Independent Accountants

   Consolidated Balance Sheet as of December 31, 1997 and 1996

   Consolidated Statement of Operations
    for the years ended December 31, 1997, 1996 and 1995

   Consolidated Statement of Shareholders' Equity

   Consolidated Statement of Cash Flows
    for the years ended December 31, 1997, 1996 and 1995

   Notes to Consolidated Financial Statements

   Schedule II - Valuation and Qualifying Accounts

   Schedule III - Real Estate and Accumulated Depreciation

   On March 12, 1998 the Company filed a current report dated March 12, 1998 reporting the issuance of $100,000,000 senior notes due 2008 at 7.29% in an underwritten public offering.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PRICE DEVELOPMENT COMPANY,
                                       LIMITED PARTNERSHIP
                                       (Registrant)
                                       By: JP Realty, Inc., its
                                       General Partner



      MAY 14, 1998                     /s/ G. Rex Frazier
-------------------------------        -----------------------------------
        (Date)                         G. Rex Frazier
                                       PRESIDENT, CHIEF OPERATING OFFICER,
                                       AND DIRECTOR OF JP REALTY, INC.



      MAY 14, 1998                     /s/ M. Scott Collins
-------------------------------        ------------------------------------
        (Date)                         M. Scott Collins
                                       VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                       AND TREASURER OF JP REALTY, INC.
                                       (PRINCIPAL FINANCIAL
                                       AND ACCOUNTING OFFICER)