Form 10-Q
period 1998-06-30
PRICE DEVELOPMENT CO LP
filed 1998-08-18
CIK 1045334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                          Commission file number 333-34835-01



                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)



                  MARYLAND                             87-0516235
                  --------                             ----------
           (State of organization)                  (I.R.S. Employer
                                                   Identification No.)
             35 CENTURY PARK-WAY
         SALT LAKE CITY, UTAH  84115                 (801) 486-3911
         ---------------------------                  -------------
  (Address  of  principal executive offices)  (Registrant's telephone number, including area code)




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes /X/    No / /

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                                       FORM 10-Q


                                         INDEX
                                         -----


PART I: FINANCIAL INFORMATION                                            PAGE
-----------------------------                                            ----
Item 1. Financial Statements                                                3

        Condensed Consolidated Balance Sheet as of June 30, 1998
         and December 31, 1997                                              4

        Consolidated Statement of Operations for the Six Months Ended
         June 30, 1998 and 1997                                             5

        Consolidated Statement of Operations for the Three Months Ended
         June 30, 1998 and 1997                                             6

        Condensed Consolidated Statement of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997                                       7

        Notes to Financial Statements                                       8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11

Item 3. Quantitative and Qualitative Disclosures About Market Risk         14

PART II: OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings                                                  15

Item 2. Changes in Securities                                              15

Item 3. Defaults Upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  15

Item 6. Exhibits and Reports on Form 8-K                                   15

                                        PART I

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

      The information furnished in the accompanying financial statements listed in the index on page 2 reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

      The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations and the Operating Partnership's quarterly report on Form 10-Q for the three months ended March 31, 1998 and the annual report on From 10-K for the year ended December 31, 1997, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET

                                    (IN THOUSANDS)

                                                         (UNAUDITED)
                                                         ----------
                                                          JUNE 30,   DECEMBER 31,
                                                            1998         1997
                                                         ----------  ------------
ASSETS
Real Estate Assets, Including Assets Under
 Development of $55,104 and $33,664                       $ 652,610   $ 619,371
  Less:  Accumulated Depreciation                          (105,804)    (98,404)
                                                          ---------    --------
    Net Real Estate Assets                                  546,806     520,967
Cash                                                          2,503       5,603
Restricted Cash                                               2,357       2,465
Other Assets                                                 16,972      16,649
                                                          ---------   ---------
                                                          $ 568,638   $ 545,684
                                                          =========   =========
LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                $ 297,103   $ 283,390
Accounts Payable and Accrued Expenses                        22,048      18,840
Dividends Payable                                             9,565          --
Other Liabilities                                               637         617
                                                          ---------   ---------
                                                            329,353     302,847
                                                          ---------   ---------
Minority Interest                                             1,892       1,830
                                                          ---------   ---------
Commitments and Contingencies

Partners' Capital
General Partner                                             204,684     207,581
Limited Partners                                             32,709      33,426
                                                          ---------   ---------
                                                            237,393     241,007
                                                          ---------   ---------
                                                          $ 568,638   $ 545,684
                                                          =========   =========

          See accompanying notes to financial statements.


                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)


                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------
                                                            1998         1997
                                                         ----------  ------------
Revenues:
  Minimum Rents                                           $  36,077    $ 26,448
  Percentage and Overage Rents                                1,185       1,992
  Recoveries from Tenants                                    10,133       8,053
  Interest                                                      194         317
  Other                                                         197         182
                                                          ---------    --------
                                                             47,786      36,992
Expenses:                                                 ---------    --------

  Operating and Maintenance                                   7,838       5,544
  Real Estate Taxes and Insurance                             5,297       3,932
  General and Administrative                                  3,000       2,568
  Depreciation                                                7,564       5,289
  Amortization of Deferred Financing Costs                      744         486
  Amortization of Deferred Leasing Costs                        342         316
  Interest                                                    7,796       3,166
                                                          ---------    --------
                                                             32,581      21,301
                                                          ---------    --------
                                                             15,205      15,691

Minority Interest in Income of Consolidated Partnerships       (196)      (207)

Gain on Sale of Real Estate                               $      --    $    339
                                                          =========    ========
 Net Income                                               $  15,009    $ 15,823
                                                          =========    ========

Basic Earnings Per Partnership Unit                       $     .70    $    .75
                                                          =========    ========

Diluted Earnings Per Partnership Unit                     $     .70    $    .75
                                                          =========    ========

PRO FORMA DATA:
  Pro Forma Net Income                                    $  13,939    $ 13,946
                                                          =========    ========
  Pro Forma Basic Earnings Per Partnership Unit           $     .65    $    .67
                                                          =========    ========
  Pro Forma Diluted Earnings Per Partnership Unit         $     .65    $    .66
                                                          =========    ========
Basic Weighted Average Number of Partnership
 Units Outstanding                                           21,293      20,969

Add: Diluted Effect of Stock Options                            128         173
                                                          ---------    --------
Diluted Weighted Average Number of Partnership
 Units Outstanding                                           21,421      21,142
                                                          =========    ========

          See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)


                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                                   ----------------------------------
                                                            1998         1997
                                                         ----------  ------------
Revenues:
  Minimum Rents                                           $  18,166    $ 13,241
  Percentage and Overage Rents                                  115         989
  Recoveries from Tenants                                     4,793       4,175
  Interest                                                      105          98
  Other                                                         104         114
                                                          ---------    --------
                                                             23,283      18,617
                                                          ---------    --------
Expenses:
  Operating and Maintenance                                   3,672       2,809
  Real Estate Taxes and Insurance                             2,657       2,026
  General and Administrative                                  1,426       1,132
  Depreciation                                                3,918       2,647
  Amortization of Deferred Financing Costs                      485         232
  Amortization of Deferred Leasing Costs                        175         145
  Interest                                                    3,838       1,490
                                                          ---------    --------
                                                             16,171      10,481
                                                          ---------    --------
                                                              7,112       8,136

Minority Interest in Income of Consolidated Partnerships        (94)      (107)
Gain on Sale of Real Estate                               $      --    $    339
                                                          =========    ========

 Net Income                                               $   7,018    $  8,368
                                                          =========    ========

Basic Earnings Per Partnership Unit                       $     .33    $    .39
                                                          =========    ========

Diluted Earnings Per Partnership Unit                     $     .33    $    .39
                                                          =========    ========
PRO FORMA DATA:
  Pro Forma Net Income                                    $   7,018    $  7,494
                                                          =========    ========
  Pro Forma Basic Earnings Per Partnership Unit           $     .33    $    .35
                                                          =========    ========
  Pro Forma Diluted Earnings Per Partnership Unit         $     .33    $    .35
                                                          =========    ========
Basic Weighted Average Number of Partnership
 Units Outstanding                                           21,296      21,215

Add:Diluted Effect of Stock Options                             124         169
                                                          ---------   ---------
Diluted Weighted Average Number of
 Partnership Units Outstanding                               21,420      21,384
                                                          =========   =========

          See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)

                                    (IN THOUSANDS)



                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------
                                                           1998         1997
                                                         ----------  ------------

Net Cash Provided by Operating Activities                 $  30,917  $     22,382
                                                          ---------  ------------
Cash Flows from Investing Activities:
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                    (37,151)      (70,246)
Increase in Restricted Cash                                     108           309
                                                          ---------  ------------
 Net Cash Used in Investing Activities                      (37,043)      (69,937)
                                                          ---------  ------------
Cash Flows from Financing Activities:
Proceeds from Borrowings                                    112,977        72,487
Repayments of Borrowings                                    (99,264)      (55,962)
Net Proceeds from Sale of Partnership Units                     507        38,777
Capital Contributions by Minority Interest                       --         1,000
Distributions to Partners                                    (9,565)       (9,201)
Distributions to Minority Interest                             (141)         (113)
Deferred Financing Costs                                     (1,488)         (406)
                                                          ---------  ------------
 Net Cash Provided by Financing Activities                    3,026        46,582
                                                          ---------  ------------

Net Increase in Cash                                         (3,100)         (973)
Cash, Beginning of Period                                     5,603         1,750
                                                          ---------  ------------
Cash, End of Period                                       $   2,503  $        777
                                                          =========  ============

Supplemental Disclosure of Non-Cash Transactions:

The following non-cash transactions occurred:

Distributions accrued for General Partner not paid        $   7,910  $      7,633

Distributions accrued for Limited Partner not paid        $   1,655  $         --

Purchase of the Remaining 70% Interest in
 Silver Lake Mall:

72,000 Operating Partnership Units Issued                                   1,863
30% Equity Investment Consolidated                                         (1,555)
Debt Assumed                                                               24,755
                                                                       ----------
Total                                                                  $   25,063
                                                                       ==========

          See accompanying notes to financial statements.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)


1.    BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

      Price  Development   Company,   Limited   Partnership   (the   "Operating
Partnership")  is  primarily  engaged  in  the  business  of  owning,  leasing, managing,  operating, developing and redeveloping malls, community centers  and
other commercial  properties.   The  tenant  base  includes  primarily national
retail  chains  and local retail companies.  Consequently, the credit  risk  is
concentrated  in the  retail  industry.   Price  Development  Company,  Limited
Partnership is the Operating Partnership of JP Realty, Inc. (the "Company") who
is the general  partner.  JP Realty, Inc. completed its initial public offering on January 21, 1994  and  conducts  all of its business operations through, and holds an 83% controlling general partner interest in the Operating Partnership.
Since there are no material differences  between  the Company and the Operating
Partnership they will be collectively referred to as  "the  Company" unless the text requires otherwise.

      The interim financial data for the six-months and the three  months ended
June 30, 1998 and 1997, respectively, is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

      Earnings per partnership unit for all periods presented has been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires companies to present basic earnings per partnership unit, and if applicable, diluted earnings per partnership unit, instead of primary and fully diluted earnings per partnership unit. Basic earnings per partnership unit excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of partnership units outstanding for the period. Diluted earnings per partnership units reflects the potential dilution that could occur if options to purchase partnership units were exercised.


2.    CHANGE IN REVENUE RECOGNITION POLICY

      Effective April 1, 1998 the Company has prospectively adopted the provisions of Issue No. 98-9 ("EITF 98-9") Accounting For Contingent Rent in
Interim Financial Periods,  which  was  issued on May 21, 1998 by the Financial
Accounting Standards Board Emerging Issues Task Force, which significantly changes the Company's recognition of percentage and overage revenue in interim periods. Prior to the adoption of EITF 98-9, the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the provisions of EITF 98-9 percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

      Under  its  implementation  guidelines,  the  Emerging  Issues Task Force
("EITF") provides for and the Company has chosen prospective adoption of this EITF consensus position in the quarter in which the consensus is reached.

      As  a  result of adopting EITF 98-9, percentage and overage rents revenue and total revenues  decreased $1,124 during the three and six months ended June
30, 1998 from the amounts that would have been reported if the change described
above had not been made.   In  addition,  if  the change in revenue recognition
described above had not been made, the net income  for  the three and six month periods ended June 30, 1998 would have been $6,761 ($.38 diluted net income per partnership unit) and $13,404 ($.76 diluted net income per  partnership  unit), respectively.




                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)


2.    CHANGE IN REVENUE RECOGNITION POLICY (CONTINUED)

      Pro forma net income, pro forma basic net income per partnership unit and pro forma diluted net income per partnership unit for the three and six months ended June 30, 1998 and 1997, assuming the Company had always followed the provisions of EITF 98-9 are presented on the respective consolidated statements of operations. Further discussion, including additional pro forma effects of the new accounting policy, is included in Management's Discussions and Analysis of Financial Condition and Results of Operations.


3.    BORROWINGS

      On March 11, 1998 the Operating Partnership  issued  $100,000 in ten year senior notes bearing annual interest at a rate of 7.29% with  interest payments due  semi  annually.  Principle payments of $25,000 are due annually  beginning
March 2005.   The  Operating  Partnership  had  entered  into  an interest rate protection agreement in anticipation of issuing these notes and  received  $270 as  a  result  of this agreement making the effective rate of interest on these
notes  at 7.24%.   Proceeds  from  the  notes  were  used  to  partially  repay outstanding  borrowings  under  the  Operating Partnership's $200,000 unsecured credit facility.

      On  March  16, 1998 the Operating  Partnership  entered  into  a  $10,000
unsecured credit facility.   The  credit  facility  will  be  used  for general
business and cash management purposes.

      On  July  30,  1996,  Spokane  Mall  Development  Company, a consolidated partnership, of which the Operating Partnership is the General Partner, entered into a $50,000 construction facility.  The construction facility  will  be used to fund the development and construction of the Spokane Valley Mall in Spokane,
Washington.   The  construction  loan has a 3 year term with an optional 2 year extension and is collateralized by  the  Spokane  Valley Mall and guaranteed by the Operating Partnership.  As of June 30, 1998, borrowings  on  the  loan were
$44,948.
      The  Operating  Partnership borrowed $9,000 on April 21, 1998 and $11,000 on  July  20,  1998  from  its  $200,000  unsecured  credit  facility  to  fund construction projects.


4.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited proforma summary financial information for the six months ended June 30, 1998 and 1997, is presented as if the acquisitions of Silver Lake Mall, Visalia Mall, Salem Center and the additional common stock offering on January 22, 1997, had been consummated as of January 1, 1997.


                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------
                                                            1998         1997
                                                         ----------  ------------
Revenues                                                $    47,786   $    42,479

Net Income                                                   15,009        16,188

Basic Net Income Per Partnership Unit                           .70           .76

Diluted Net Income Per Partnership Unit                         .70           .76



                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

5.    PARTNERS' CAPITAL

      The  following  table  summarizes  changes  in  partners'  capital  since
December 31, 1997:



                                            GENERAL      LIMITED
                                            PARTNER      PARTNERS        TOTAL
                                           ----------   ----------     ---------
Partners' Capital at December 31, 1997      $ 207,581    $  33,426     $ 241,007
Units Issued Upon Exercise of Stock Options       507           --           507
Conversion of Limited Partners' Interests           1           (1)           --
Distributions Paid                             (7,910)      (1,655)       (9,565)
Distributions Accrued                          (7,910)      (1,655)       (9,565)
Net Income                                     12,415        2,594        15,009
                                           ----------    ---------     ---------
Partners' Capital at June 30, 1998         $  204,684    $  32,709     $ 237,393
                                           ==========    =========     =========


6.    SUBSEQUENT EVENT

      On August 6, 1998, the Operating Partnership through a consolidated partnership purchased NorthTown Mall located in Spokane, Washington. The Mall has approximately 952,000 square feet of gross leasable space and is anchored by The Bon Marche, Sears, JC Penney, Mervyns and Emporium.

      The $128,000 NorthTown Mall acquisition was financed utilizing the assumption of a 10 year $84,500 first mortgage provided by Morgan Stanley
Mortgage Capital, Inc. with the balance of the purchase price being drawn from the Operating Partnership's credit facilities. The current going forward yield to the Company based on the $128,000 acquisition price, will be approximately
9%.  The interest rate on the first mortgage is 6.68%.




ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
      OF OPERATIONS

OVERVIEW

      JP Realty, Inc. (the "Company") completed its initial  public offering on
January 21, 1994, and conducts all of its business operations  through  its 83%
controlling  general  partner  interest  in, Price Development Company, Limited
Partnership  (the  "Operating Partnership").   Since  there  are  not  material
differences between  the  Company  and  the  Operating Partnership they will be collectively referred to as the "Company" unless the text requires otherwise.

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

      The  Company's  financial  condition  and  results   of  operations  were
positively impacted by the Operating Partnership's December 1997 acquisition of
Salem  Center  and the June 1997 acquisitions of Silver Lake Mall  and  Visalia
Mall, as well as  its  completed  development activities which added a combined
840,000 square feet of gross leasable area ("GLA") to the retail portfolio from
August 1997 through November 1997.

      The Company completed an additional public offering in January 1997, raising approximately $40.7 million in gross proceeds through the sale of 1,500,000 shares of its common stock.

CHANGE IN REVENUE RECOGNITION POLICY

      As described in Note 2 to the financial statements, the Company has adopted EITF 98-9 ("EITF 98-9") Accounting For Contingent Rent in Interim
Financial Periods, effective April 1, 1998, which significantly changes the Company's recognition of percentage and overage rents revenue in interim periods. Prior to the adoption of EITF 98-9, the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. As a result of the change, percentage and overage rents revenue is recognized in interim periods when the specified target that triggers the contingent rental income is achieved.

      Under its implementation guidelines, the EITF provides for, and the Company has chosen, prospective adoption of this EITF consensus position in the quarter in which the consensus is reached. As a result, the Company's reported revenues and net income will be reduced in the second and third quarter of 1998 by approximately $.05 and $.04 earnings per diluted share, respectively, increased in the fourth quarter of 1998 by approximately $.09 earnings per diluted share (thus having no material impact on the 1998 calendar year period) and reduced in the first quarter of 1999 compared to the first quarter of 1998 by approximately $.05 earnings per diluted share. In Company leases containing percentage and overage rent targets, the majority of such targets are triggered during the fourth quarter of each year. Therefore revenues and net income will hereinafter be reduced in the first, second and third quarters of each year and increased in the fourth quarter as compared to results reported prior to the implementation of EITF 98-9. Over the course of a full calendar year there will be no material impact, just a shift in earnings to later in the year.




PRO FORMA PRESENTATION

      Set forth below are pro forma data which assume that the Company's accounting for percentage and overage rents revenue had always conformed to the provisions of EITF 98-9.


                            Presentation of Pro Forma Data
                  (In thousands, except per partnership unit amounts)
                                      (unaudited)


                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                 ----------------------------      --------------------------
                                     1998            1997              1998           1997
                                 ------------    ------------      ------------   -----------
Total Revenues                   $     23,283    $     17,743      $     46,716   $    35,115
Net Income                              5,832           6,244            11,588        11,627
Basic Net Income Per
 partnership unit                         .33             .36               .66           .67
Diluted Net Income Per
 partnership unit                         .33             .35               .65           .66


RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the six months ended June 30, 1998 increased $10,794 or 29% to $47,786 as compared to $36,992 in 1997. This increase is primarily attributable to a $9,629 or 36% increase in minimum rents to $36,077 as compared to $26,448 in 1997. Additionally, percentage and overage rents decreased $807 or 41% to $1,185 as compared to $1,992 in 1997. The decrease in percentage and overage rents is the result of implementing the new accounting guidance from the EITF No. 98-9 (See Note 2 to financial statements).

      The June 1997 acquisitions of Silver Lake Mall and Visalia Mall as well as the December 1997 acquisition of Salem Center, contributed $5,393 to the minimum rent increase and $138 to percentage and overage rents. Revenues from completed development activities contributed $3,020 to the increase in minimum rents. The additional $1,216 increase in minimum rents was the result of increases experienced from the balance of the property portfolio.

      Recoveries from tenants increased $2,080 or 26% to $10,133 as compared to $8,053 in 1997. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $2,294 or 41% and $1,365 or 35% respectively. The acquisition of Silver Lake Mall, Visalia Mall and Salem Center contributed $1,694 to recoveries from tenants, $2,095 to property operating expenses, including operating and maintenance, and $695 to real estate taxes and insurance. Recoveries from tenants as percentage of property operating expenses were 77% compared to 85% in 1997.

      Depreciation  and  amortization  increased  $2,559  or  42% to $8,650  as
compared  to  $6,091  in  1997.   This  increase is primarily due to  the  1997
acquisitions and the increase in newly developed GLA.

      Interest expense increased $4,630 or 146% to $7,796 as compared to $3,166 in 1997. This increase resulted from additional borrowings used to acquire Silver Lake Mall, Visalia Mall, Salem Center and newly constructed GLA. Interest capitalized on projects under development were $1,980 in 1998 and $1,771 in 1997.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 1997 30, 1997 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended June 30, 1998 increased $4,666 or 25% to $23,283 as compared to $18,617 in 1997. This increase is attributable to a $4,925 or 37% increase in minimum rents to $18,166 as compared to $13,241 in 1997. Additionally percentage and overage rents decreased $874 or 88% to $115 as compared to $989 in 1997. The decrease in percentage and overage rents is the result of implementing the new accounting guidance from the EITF No. 98-9 (See Note 2 to financial statements).

      The June 1997 acquisitions of Silver Lake Mall and Visalia Mall as well as the December 1997 acquisition of Salem Center, contributed $2,632 to the minimum rent increase. Revenues from completed development activities contributed $1,546 to the increase in minimum rents. The additional $747 increase in minimum rents was the result of increases experienced from the balance of the property portfolio.

      Recoveries from tenants increased $618 or 15% to $4,793 as compared to $4,175 in 1997. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $863 or 31% and $631 or 31% respectively. The acquisition of Silver Lake Mall, Visalia Mall and Salem Center contributed $910 to recoveries from tenants, $907 to property operating expenses, including operating and maintenance, and $346 real estate taxes and insurance. Recoveries from tenants as percentage of property operating expenses were 76% compared to 86% in 1997.

      Depreciation  and amortization increased  $1,554  or  51%  to  $4,578  as
compared to $3,024 in  1997.   This  increase  is  primarily  due  to  the 1997
acquisitions and the increase in newly developed GLA.

      Interest expense increased $2,348 or 158% to $3,838 as compared to $1,490 in 1997. This increase resulted from additional borrowings used to acquire Silver Lake Mall, Visalia Mall, Salem Center and newly constructed GLA. Interest capitalized on projects under development were $1,107 in 1998 and $927 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income", as defined in the Code. During the quarter ended June 30, 1998 the Company declared a distribution of $.45 per partnership unit payable July 21, 1998 to the shareholders of record as of July 2, 1998.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of June 30, 1998, the Company's cash and restricted cash amounted to approximately $4.9 million. In addition to its cash and restricted cash, unused capacity under its credit facilities totaled $171 million.

      The Company expects to meet its short-term cash requirements, including recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the credit facilities. Exclusive of construction and development activities, capital expenditures (both revenue and non-revenue enhancing) for the existing properties are budgeted in 1998 to be approximately $5 million.

      The Company's principal long-term liquidity requirements will be the repayment of principal on the $95 million mortgage debt, which matures in 2001 and requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, the repayment of the $100 million senior notes principle payable at $25 million a year starting in March 2005, and the retirement of outstanding balances under the credit facilities.

      An additional long-term capital need of the Company is the construction of the regional mall in Spokane, Washington, through its consolidated partnership, Spokane Mall Development Company Limited Partnership. On July 30, 1996, this consolidated partnership entered into a $50 million construction facility to meet its development and construction needs regarding the Spokane project. The mall opened August 13, 1997, and contains approximately 689,000 square feet of total GLA. Continued payments for initial tenant construction allowances and completion of construction will increase borrowings on the loan. The Company estimates the total cost of this project is estimated to be approximately $67 million. The difference between the estimated cost of the project and amount of the construction facility is comprised of costs incurred to date for the purchase of land and payment of fees and other development costs. As of June 30, 1998, borrowings on the loan were approximately $44.9 million.

      The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, Ltd. This property will also represent a future long-term capital need for the Company, the total cost of the project is estimated to be approximately $71 million. The Company expects to fund this project through advances under its credit facilities in combination with construction financing.

      The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the credit facilities together with equity and debt offerings and individual property financing.

      On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange
Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998 the Operating Partnership under its shelf registration, issued $100 million of ten year senior unsecured notes bearing annual interest at a rate of 7.29%.
The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of this agreement making the effective rate of interest on these notes at 7.24%. Interest payments are due semi annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the credit facility.

      The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a ratio of debt-to-total market capitalization of less than 50%. The Company's ratio of debt-to-total market capitalization was approximately 37% at June 30, 1998.

      All forward looking statements included in this document are based on information available to the Operating Partnership on the date hereof, and the Operating Partnership assumes no obligation to update any such forward looking statement. It is important to note that the Operating Partnership's actual results could differ materially from those in such climate, local conditions, law and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties.


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

     (b)Reports on Form 8-K.

        None

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



                                    PRICE DEVELOPMENT COMPANY,
                                    LIMITED PARTNERSHIP
                                    (Registrant)
                                    By: JP Realty, Inc., its
                                    General Partner


      AUGUST 13, 1998               /S/ G. Rex Frazier
-------------------------           -----------------------------------
         (Date)                     G. Rex Frazier
                                    PRESIDENT, CHIEF OPERATING OFFICER,
                                    AND DIRECTOR OF JP REALTY, INC.


      AUGUST 13, 1998               /s/ M. Scott Collins
-------------------------           -------------------------------
         (Date)                     M. Scott Collins
                                    VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                    AND TREASURER OF JP REALTY, INC.
                                    (PRINCIPAL FINANCIAL
                                    AND ACCOUNTING OFFICER)