Form 10-Q
period 1999-03-31
PRICE DEVELOPMENT CO LP
filed 1999-05-11
CIK 1045334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                          FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1999

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                          Commission file number 333-34835-01



                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                 ----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      MARYLAND                                     87-0516235
                ---------------------                              ----------
               (State of organization)                (I.R.S. Employer Identification No.)
                 35 CENTURY PARK-WAY                             (801) 486-3911
             SALT LAKE CITY, UTAH  84115               ----------------------------------
             ---------------------------                (Registrant's telephone number,
      (Address of principal executive offices)               inlcluding area code)




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




                                         INDEX
                                         -----


PART I:  FINANCIAL INFORMATION                                                                                        PAGE
------------------------------
Item 1.                   Financial Statements                                                                           3
                          Condensed Consolidated Balance Sheet as of March 31, 1999
                            and December 31, 1998                                                                        4
                          Condensed Consolidated Statement of Operations for the Three Months
                           Ended March 31, 1999 and 1998                                                                 5
                          Condensed Consolidated Statement of Cash Flows
                           for the Three months Ended March 31, 1999 and 1998                                            6
                          Notes to Financial Statements                                                                  7
Item 2.                   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                          11
Item 3.                   Quantitative and Qualitative Disclosures About Market Risk                                    14

PART II:  OTHER INFORMATION
---------------------------
Item 1.                   Legal Proceedings                                                                             15
Item 2.                   Changes in Securities and Use of Proceeds                                                     15
Item 3.                   Defaults Upon Senior Securities                                                               15
Item 4.                   Submission of Matters to a Vote of Security Holders                                           15
Item 5.                   Other Information                                                                             15
Item 6.                   Exhibits and Reports on Form 8-K                                                              15

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in the Quarterly Report on Form 10-Q and the information incorporated by reference herein may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Price Development Company, Limited Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.



                                        PART I


ITEM 1.   FINANCIAL STATEMENTS

    The information furnished in the accompanying financial statements listed in the index on page 2 of this Quarterly Report on Form 10-Q reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and Price Development Company, Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                             ---------
                                                                             MARCH 31,                DECEMBER 31,
                                                                               1999                      1998
                                                                         ----------------            ---------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $22,358 and $28,073                                                 $         825,468           $       815,756
 Less:  Accumulated Depreciation                                                 (119,005)                 (114,136)
                                                                        -----------------           ---------------
    Net Real Estate Assets                                                        706,463                   701,620
Cash                                                                                7,071                     5,123
Restricted Cash                                                                     4,284                     3,605
Other Assets                                                                       20,504                    22,807
                                                                        -----------------           ---------------
                                                                        $         738,322           $       733,155
                                                                        =================           ===============
LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                              $         472,264           $       472,990
Accounts Payable and Accrued Expenses                                              17,093                    20,411
Distributions Payable                                                               9,894                        --
Other Liabilities                                                                     781                       798
                                                                        -----------------           ---------------
                                                                                  500,032                   494,199
                                                                        -----------------           ---------------
Minority Interest                                                                   3,042                     2,035
Commitments and Contingencies                                           -----------------           ---------------
Partners' Capital
  General Partner                                                                 203,004                   204,384
  Limited Partner                                                                  32,244                    32,537
                                                                        -----------------           ---------------
                                                                                  235,248                   236,921
                                                                        -----------------           ---------------
                                                                        $         738,322           $       733,155
                                                                        =================           ===============




                              See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------------------
                                                                                1999                           1998
                                                                         ----------------                ----------------
Revenues
  Minimum Rents                                                          $         24,954                $         17,911
  Percentage and Overage Rents                                                      1,002                           1,070
  Recoveries from Tenants                                                           6,768                           5,340
  Interest                                                                            123                              89
  Other                                                                               142                              93
                                                                         ----------------                ----------------
                                                                                   32,989                          24,503
                                                                         ----------------                ----------------
Expenses
  Operating and Maintenance                                                         5,446                           4,166
  Real Estate Taxes and Insurance                                                   3,308                           2,640
  General and Administrative                                                        1,794                           1,574
  Depreciation                                                                      5,247                           3,646
  Amortization of Deferred Financing Costs                                            423                             259
  Amortization of Deferred Leasing Costs                                              168                             167
  Interest                                                                          7,359                           3,958
                                                                         ----------------                ----------------
                                                                                   23,745                          16,410
                                                                         ----------------                ----------------
                                                                                    9,244                           8,093

Minority Interest in Income of Consolidated Partnerships                           (1,023)                           (102)
                                                                         ----------------                ----------------
Net Income                                                               $          8,221                $          7,991
                                                                         ================                ================
Basic Earnings Per Partnership Unit                                      $           0.39                $           0.38
                                                                         ================                ================
Diluted Earnings Per Partnership Unit                                    $           0.38                $           0.37
                                                                         ================                ================
Basic Weighted Average Number of Partnership Units Outstanding                     21,318                          21,290
Add:  Diluted Effect of Stock Options                                                  37                             146
                                                                         ----------------                ----------------
Diluted Weighted Average Number of Partnership Units Outstanding                   21,355                          21,436
                                                                         ================                ================










                              See accompanying notes to financial statements.

                     PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                                           For the Three Months Ended March 31,
                                                                    -------------------------------------------------
                                                                           1999                            1998
                                                                    --------------------            -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $             13,218            $          14,746
                                                                    --------------------            -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                                          (9,719)                     (15,494)
(Increase) Decrease in Restricted Cash                                              (679)                         124
                                                                    --------------------           ------------------
    Net Cash Used in Investing Activities                                        (10,398)                     (15,370)
                                                                    --------------------           ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                          10,427                      101,940
Repayment of Borrowings                                                          (11,153)                     (99,125)
Proceeds from Sale of Partnership Units                                               --                          492
Distributions to Minority Interests                                                  (16)                         (71)
Deferred Financing Costs                                                            (130)                      (1,228)
                                                                    --------------------            -----------------
    Net Cash (Used in) Provided by Financing Activities                             (872)                       2,008
                                                                    --------------------            -----------------

Net Increase in Cash                                                               1,948                        1,384
Cash, Beginning of Period                                                          5,123                        5,603
                                                                    --------------------            -----------------
Cash, End of Period                                                 $              7,071            $           6,987
                                                                    ====================            =================


                              See accompanying notes to financial statements.

                 PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    Price Development Company, Limited Partnership (the "Operating Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds an 83% controlling general partner interest in, the Operating Partnership. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the text requires otherwise.

    The interim financial data for the three-months ended March 31, 1999 and 1998 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

    On April 1, 1998, the Company stopped accruing revenues for percentage and overage rents based upon the adoption of Emerging Issues Task Force Issue 98-9. In 1999, the Company started accruing these revenues again on a straight-line basis and will continue to do so as allowed by the Emerging Issues Task Force in late 1998.


2.  BORROWINGS

                                                                                 MARCH 31,

                                                                                   1999
                                                                             ----------------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                   $        100,000
Credit facility, unsecured; weighted average interest at 5.9%
 during 1999                                                                           91,600
Notes, secured by real estate; interest at 6.37%, due in 2001                          95,000
Mortgage payable, secured by real estate; interest at 6.68%,
 due in 2008                                                                           84,068
Construction loan, secured by real estate; interest at 6.45%
 as of March 31, 1999, due in 1999                                                     47,505
Construction loan, secured by real estate; interest at 6.44%
 as of March 31, 1999, due in 2001                                                     36,377
Mortgage payable, secured by real estate; interest at 8.5%,
 due in 2000                                                                           12,427
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99% maturing 2000 to 2095                                               5,287
                                                                             ----------------
                                                                             $        472,264
                                                                             ================

      During the first quarter of 1999, a draw in the amount of $8,827 was made on the construction loan facility collateralized by Provo Towne Centre. The proceeds along with operating cash were used to reduce the Operating Partnership's unsecured credit facility by $9,200.

      The Operating Partnership extended its $10,000 unsecured line of credit for 60 days to May 15, 1999. The fee to extend the unsecured line was $3.

               PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)


3.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the three months ended March 31, 1999 and 1998, is presented as if the acquisition of NorthTown Mall had been consummated as of January 1, 1998.

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------------------
                                                                               1999                          1998
                                                                        -------------------           -----------------
Total Revenues                                                          $            32,989           $          28,252
Net Income                                                              $             6,837           $           6,549
Basic Earnings Per Partnership Unit Share                               $              0.39           $            0.37
Diluted Earnings Per Partnership Unit Share                             $              0.39           $            0.37


      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisition been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.


4.  PARTNERS' CAPITAL

    The following table summarizes changes in partners' capital since December 31, 1998:

                                                           General                LIMITED
                                                           Partner                PARTNER              TOTAL
                                                        --------------         --------------        -----------
Partners' Capital at December 31, 1998                         204,384         $       32,537        $   236,921
Conversion of Limited Partners' Interests                            2                     (2)                --
Distributions Accrued                                           (8,184)                (1,710)            (9,894)
Net Income                                                       6,802                  1,419              8,221
                                                        --------------         --------------        -----------
Partners' Capital at March 31, 1999                     $      203,004         $       32,244        $   235,248
                                                        ==============         ==============        ===========

5.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131. The prior years' information has been restated to present the Operating Partnership's three reportable segments - 1) regional malls, 2) community centers, and 3) commercial properties in conformity with SFAS No. 131.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes total revenues and property net operating income (revenues less operating and maintenance expense and real estate taxes and insurance expense ("Property NOI")). The Operating Partnership evaluates the performance of its segments and allocates resources to them based on Property NOI.

    The regional mall segment consists of 17 regional malls in seven states containing approximately 9,810,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)


5.  SEGMENT INFORMATION (CONTINUED)

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

    The table below presents information about the Operating Partnership's reportable segments for the quarter ending March 31:

                                               REGIONAL           COMMUNITY        COMMERCIAL
                                                 MALLS             CENTERS         PROPERTIES         OTHER           TOTAL
                                              ---------         ------------      -----------       ---------       ---------
1999
-----
Total Revenues                                $  24,681         $      6,360      $     1,724       $     224       $  32,989
Property Operating Expenses (1)                   7,350                1,000              404              --           8,754
                                              ---------         ------------       ----------       ---------       ---------
Property NOI (2)                                 17,331                5,360            1,320             224          24,235
Unallocated Expenses (3)                             --                   --               --          14,991          14,991
Unallocated Minority Interest (4)                    --                   --               --           2,407           2,407
Consolidated Net Income                              --                   --               --              --           6,837
Additions to Real Estate Assets                   6,592                2,625              469              26           9,712
Total Assets (5)                                608,273               81,993           31,152          16,904         738,322
1998                                             18,001                4,375            1,950             177          24,503
Total Revenues
Property Operating Expenses (1)                   5,471                  961              374              --           6,806
                                              ---------         ------------       ----------       ---------       ---------
Property NOI (2)                                 12,530                3,414            1,576             177          17,697
Unallocated Expenses (3)                             --                   --               --           9,604           9,604
Unallocated Minority Interest (4)                    --                   --               --           1,451           1,451
Unallocated Other (5)                                --                   --               --              --              --
Consolidated Net Income                              --                   --               --              --           6,642
Additions to Real Estate Assets                   8,675                2,746              191              --          11,612
Total Assets (5)                                431,404               82,661           31,802          10,718         556,585

----------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance as listed in the condensed consolidated statement of operations.
(2)     Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships and minority interest of the Operating Partnership unitholders as listed in the condensed consolidated statement of operations.
(5) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.

                  PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)



6.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Price James, a Consolidated Partnership of the Operating Partnership, received a building appraised at $2,000 in exchange for accounts receivable of $43 and $1,957 for termination of a long-term ground lease which amount was recorded in minimum rents.

      Holders of Operating Partnership units elected to convert 200 and 125 Operating Partnership units having a recorded value of $2 and $1, respectively, into common stock during the three months ended March 31, 1999 and 1998, respectively.

                                                                         MARCH 31,                       MARCH 31,
                                                                           1999                             1998
                                                                    -------------------             -------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For General Partner Not Paid                  $             8,184             $             7,910
Distributions Accrued For Limited Partners Not Paid                 $             1,710             $             1,655


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The  following  discussion  should   be  read  in  conjunction  with  the
Consolidated Financial Statements of the Operating Partnership and the Notes thereto appearing elsewhere herein.

      JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operating, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held an 83% controlling general partner interest in, Price Development Company, Limited Partnership ("the Operating Partnership") as of March 31, 1999. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 17 enclosed regional malls, 25 community centers together with two freestanding retail properties and six mixed-use commercial properties.

      The Operating Partnership's operations before depreciation were positively impacted by the August 1998 acquisition of NorthTown Mall as well as its development activities which added a combined 1,028,000 square feet of gross leasable area ("GLA") to the retail portfolio, 15,000 in March 1998, 491,000 in August 1998, and 522,000 in October 1998.

      JP Realty, Inc. together with the Operating Partnership and its other subsidiaries, shall be referred to herein as (the "Company").

CHANGE IN REVENUE RECOGNITION POLICY

      On April 1, 1998, the Company stopped accruing revenues for percentage and overage rents based upon the adoption of Emerging Issues Task Force Issue 98-9. In 1999, the Company started accruing these revenues again on a straight-line basis and will continue to do so as allowed by the Emerging Issues Task Force in late 1998.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998 (DOLLARS IN THOUSANDS)

      Total revenues for the three months ended March 31, 1999 increased $8,486 or 35% to $32,989 as compared to $24,503 in 1998. This increase is primarily attributable to a $7,043 or 39% increase in minimum rents to $24,954 as compared to $17,911 in 1998. Additionally, percentage and overage rents decreased $68 or 6% to $1,002 as compared to $1,070 in 1998. The decrease in percentage and overage rents is the result of a lease change with an anchor tenant at Boise Towne Square where minimum rents were increased and percentage and overage rents decreased.

      The August 1998 acquisition of NorthTown Mall, the August expansion of Boise Towne Square, the October 28, 1998 opening of Provo Towne Centre, the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliffs Plaza, contributed $4,364 to the minimum rent increase and $112 to percentage and overage rents. Minimum rents increased $1,957 from a non-cash transaction in which a consolidated partnership of the Operating Partnership received a building in exchange for cancellation of a long-term ground lease. The additional $722 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

      Revenues recognized from straight-line rents were $280 in 1999 and $184 in 1998.

      Recoveries from tenants increased $1,428 or 27% to $6,768 as compared to $5,340 in 1998. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $1,280 or 31% and $668 or 25% respectively. The acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square contributed $1,264 to recoveries from tenants, $1,284 to property operating expenses, including operating and maintenance, and $590 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 77% compared to 78% in 1998.

      Depreciation and amortization increased $1,766 or 43% to $5,838 as compared to $4,072 in 1998. This increase is primarily due to the acquisition of NorthTown Mall and the increase in newly developed GLA.

      Interest expense increased $3,401 or 86% to $7,359 as compared to $3,958 in 1998. This increase resulted from additional borrowings used to acquire NorthTown Mall and used for newly constructed GLA. Interest capitalized on projects under development was $505 in 1999 as compared to $873 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), JP Realty, Inc. is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended March 31, 1999, the Company declared a distribution of $.465 per share payable April 20, 1999 to the shareholders and unitholders of record as of April 6, 1999.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 1999, the Company's cash and restricted cash amounted to approximately $11.4 million. In addition to its cash and restricted cash, unused capacity under its credit facilities at March 31, 1999, totaled $108.9 million.

    The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the credit facilities.

    The Company's principal long-term liquidity requirements will be the repayment of principal on the Spokane Valley Mall construction loan of approximately $47.5 million which is due in July 1999 and which the Company intends to convert to permanent financing in 1999, the $95 million mortgage debt, which matures in 2001 and which requires principal payments in an amount necessary to reduce the debt to $83.1 million as of January 21, 2000, the repayment of the $100 million senior notes principal payable at $25 million a year starting in March 2005, the repayment of the $84.5 million first mortgage, which requires a balloon payment of approximately $73 million in September 2008, and the repayment of outstanding balances under the $200 million credit facility.

    The Operating Partnership is continuing the development of Provo Towne Centre, an enclosed regional mall in Provo, Utah through its Consolidated Partnership, Provo Mall Development Company, Ltd. On September 4, 1998, Provo Mall Development Company, Ltd. entered into a $50 million construction loan facility to meet its development and construction needs regarding the Provo project. The construction loan facility is guaranteed by the Operating Partnership. The Provo project has incurred costs of approximately $66.7 million as of March 31, 1999, which have been funded from the Company's credit facilities and the construction loan facility. As of March 31, 1999, borrowings on the construction loan facility were approximately $36.4 million. This property will also represent a future long-term capital need for the Company, as the total costs of the project are estimated to be approximately $77 million. The Company expects to fund this project through advances under its credit facilities in combination with its construction loan facility. Provo Towne Centre opened October 28, 1998 and contains approximately 723,300 square feet of total GLA.

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

    On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange
Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments are due semi annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the credit facility.

    The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a conservative ratio of debt-to-total market capitalization. The Company's ratio of debt-to-total market capitalization was approximately 53% at March 31, 1999.

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

    The Company has developed a comprehensive strategy for updating its systems for Y2K compliance. The Company's information technology ("IT") systems include software and hardware purchased from outside vendors, as well as in-house developed software. The Company believes that vendor developed software and hardware will be made Y2K compliant through vendor-provided updates or replacement with other Y2K compliant software and hardware that will be installed, tested and in use prior to the end of 1999. In-house developed software has been identified and assessed. Modifications are being and will continue to be made as necessary to bring such software into Y2K compliance and validate such in-house developed compliance prior to the end of 1999.

    The Company believes that the identification of a significant majority of the Company's non-IT systems which may be impacted by the Y2K problem, including those relating to property management (e.g. alarm systems and HVAC systems) has been completed, and that modifications, validation and implementation of necessary changes will be completed during 1999.

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

    The statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements, including statements regarding the Company's expectations, budgets, estimates, contemplations and Y2K compliance. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties and unexpected developments surrounding the Y2K issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in Thousands)

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

    The Operating Partnership uses long-term and medium-term debt as a source of capital. The Operating Partnership has $296,781 of fixed rate debt consisting of $100,000 unsecured public bonds and $196,781 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The average rate of interest on the fixed rate debt is 6.9%. When debt instruments of this type mature, the Operating Partnership typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Operating Partnership may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Operating Partnership does not have any fixed rate debt maturing in 1999.

    The Operating Partnership's credit facilities and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Operating Partnership's interest expense. At March 31, 1999, the Operating Partnership had approximately $175,483 in outstanding variable rate debt. If the interest rate for the Operating Partnership's variable rate debt increased or decreased by 1% during 1999, the Operating Partnership's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,755.

    Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by the Operating Partnership to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in the Operating Partnership's financial structure.

                                        PART II

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

    The Operating Partnership is not aware of any pending or threatened litigation at this time that will have a material adverse effect on the Operating Partnership or any of its properties.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    Not applicable.

ITEM 5.  OTHER INFORMATION
         ------------------

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Exhibits

EXHIBIT                                                                                                       PAGE
Number                          Description                                                                   Number
-------                         ------------

4.1                            Form of Debt Security (4.6)*
4.2                            Indenture, dated March 11, 1998, by and between the Operating Partnership and
                               The Chase Manhattan Bank as trustee (4.8)*
4.3                            First Supplemental Indenture, dated March 11, 1998, by and between the
                               Operating Partnership and The Chase Manhattan Bank as  trustee (4.9)*
10.1                           Amended and Restated Agreement of Limited Partnership of Price Development
                               Company, Limited Partnership (10(a))**
10.2                           Agreement of Limited Partnership of Price Financing Partnership, L.P.
                               (10(b))**
10.3                           Loan Agreements related to Mortgage Debt and related documents (10(c))**
                i)             Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                               of Price Financing Partnership, L.P.
                ii)            Intentionally Omitted
                iii)           Indenture between Price Capital Corp. and a Trustee
                iv)            Limited Guarantee Agreement (Guarantee of Collection) for outside investors
                v)             Limited Guarantee Agreement (Guarantee of Collection) for Price Group
                               Investors
                vi)            Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                               Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
                vii)           Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                               Partnership, L.P.
                viii)          Management and Leasing Agreement among Price Financing Partnership, L.P. and
                               Price Development Company, Limited Partnership
                ix)            Assignment of Management and Leasing Agreement of Price Financing Partnership,
                               L.P.
10.6                           Registration Rights Agreement among the Company and the Limited Partners of
                               Price Development Company, Limited Partnership (10(g))**
10.7                           Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                               Partnership**
10.8                           Exchange Agreement among the Company and the Limited Partners of Price
                               Development Company, Limited Partnership (10(h))**
10.10                          Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza
                               9400) (10(j))**
10.11                          Lease Agreement between The Corporation of the President of the Church of
                               Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated
                               September 24, 1979.  (Groundlease for Anaheim Plaza) (10(k))**
10.12                          Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                               July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort
                               Union Plaza) (10(l))**
10.13                          Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                               and dated August 1, 1975 and Amendments thereto. (Groundlease for Price
                               Fremont) (10(m))**
10.14                          Groundlease between Aldo Rossi and Price Development Company, dated June 1,
                               1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))**
10.15                          Second Amendment to Amended and Restated Agreement of Limited Partnership of
                               Price Development Company, Limited Partnership (10.16)***
27.                            Financial Data Schedule
                               (b)  Current Reports on Form 8-K
                                     None

----------------------
* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
*** Document was previously filed with Operating Partnership's Annual Report on
    Form 10-K for the year ended December 31, 1998, under the exhibit numbered in the parenthetical, and is incorporated herein by reference.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                          Price Development Company,
                                                                          Limited Partnership
                                                                          (Registrant)




            May 11, 1999                                                /s/ G. Rex Frazier
-----------------------------------                                     -----------------------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


             May 11, 1999                                               /s/ M. Scott Collins
-----------------------------------                                     -----------------------------------
                (Date)                                                  M. Scott Collins
                                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                                        (PRINCIPAL FINANCIAL
                                                                        & ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT                                                                                                       PAGE
Number                          Description                                                                   Number
--------                        ------------
4.1                            Form of Debt Security (4.6)*
4.2                            Indenture, dated March 11, 1998, by and between the Operating Partnership and
                               The Chase Manhattan Bank as trustee (4.8)*
4.3                            First Supplemental Indenture, dated March 11, 1998, by and between the
                               Operating Partnership and The Chase Manhattan Bank as  trustee (4.9)*
10.1                           Amended and Restated Agreement of Limited Partnership of Price Development
                               Company, Limited Partnership (10(a))**
10.2                           Agreement of Limited Partnership of Price Financing Partnership, L.P.
                               (10(b))**
10.3                           Loan Agreements related to Mortgage Debt and related documents (10(c))**
                i)             Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                               of Price Financing Partnership, L.P.
                ii)            Intentionally Omitted
                iii)           Indenture between Price Capital Corp. and a Trustee
                iv)            Limited Guarantee Agreement (Guarantee of Collection) for outside investors
                v)             Limited Guarantee Agreement (Guarantee of Collection) for Price Group
                               Investors
                vi)            Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                               Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
                vii)           Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                               Partnership, L.P.
                viii)          Management and Leasing Agreement among Price Financing Partnership, L.P. and
                               Price Development Company, Limited Partnership
                ix)            Assignment of Management and Leasing Agreement of Price Financing Partnership,
                               L.P.
10.6                           Registration Rights Agreement among the Company and the Limited Partners of
                               Price Development Company, Limited Partnership (10(g))**
10.7                           Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                               Partnership**
10.8                           Exchange Agreement among the Company and the Limited Partners of Price
                               Development Company, Limited Partnership (10(h))**
10.10                          Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza
                               9400) (10(j))**
10.11                          Lease Agreement between The Corporation of the President of the Church of
                               Jesus Christ of Latter Day Saints and Price-James and Assumptions, dated
                               September 24, 1979.  (Groundlease for Anaheim Plaza) (10(k))**
10.12                          Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                               July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort
                               Union Plaza) (10(l))**
10.13                          Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                               and dated August 1, 1975 and Amendments thereto. (Groundlease for Price
                               Fremont) (10(m))**
10.14                          Groundlease between Aldo Rossi and Price Development Company, dated June 1,
                               1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))**
10.15                          Second Amendment to Amended and Restated Agreement of Limited Partnership of
                               Price Development Company, Limited Partnership (10.16)***
27.                            Financial Data Schedule
                               (b)  Current Reports on Form 8-K
                                     None

----------------------------
* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
*** Document was previously filed with Operating Partnership's Annual Report on
    Form 10-K for the year ended December 31, 1998, under the exhibit numbered in the parenthetical, and is incorporated herein by reference.