Form 10-Q
period 1999-09-30
PRICE DEVELOPMENT CO LP
filed 1999-11-12
CIK 1045334

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 1999

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
                                FORM 10-Q




                                  INDEX


PART I:  FINANCIAL INFORMATION                                                                 PAGE
         ---------------------                                                                 ----
Item 1.          Financial Statements                                                             3
                 Condensed Consolidated Balance Sheet as of September 30, 1999
                 and December 31, 1998                                                            4
                 Condensed Consolidated Statement of Operations for the Three Months
                 and Nine Months Ended September 30, 1999 and 1998                                5
                 Condensed Consolidated Statement of Cash Flows for the
                 Nine Months Ended September 30, 1999 and 1998                                    6
                 Notes to Financial Statements                                                    7
Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                             12
Item 3.          Quantitative and Qualitative Disclosures About Market Risk                      16

PART II:  OTHER INFORMATION
          -----------------
Item 1.          Legal Proceedings                                                               17
Item 2.          Changes in Securities and Use of Proceeds                                       17
Item 3.          Defaults Upon Senior Securities                                                 17
Item 4.          Submission of Matters to a Vote of Security Holders                             17
Item 5.          Other Information                                                               17
Item 6.          Exhibits and Reports on Form 8-K                                                17

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Price Development Company, Limited Partnership (the "Operating Partnership") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.



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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Operating Partnership's Quarterly Reports on Form 10-Q for the three months ended March 31, 1999 and the six months ended June 30, 1999 and Annual Report on Form 10-K for the year ended December 31, 1998, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                             (UNAUDITED)
                                                                              ---------
                                                                            SEPTEMBER 30,              DECEMBER 31,
                                                                                1999                       1998
                                                                            -------------              -------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $34,405 and $28,073                                                     $     858,336              $     815,756
 Less:  Accumulated Depreciation                                                 (129,452)                  (114,136)
                                                                            -------------              -------------
    Net Real Estate Assets                                                        728,884                    701,620
Cash                                                                                3,717                      5,123
Restricted Cash                                                                     4,012                      3,605
Other Assets                                                                       21,443                     22,807
                                                                            -------------              -------------
                                                                            $     758,056              $     733,155
                                                                            =============              =============

LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                                  $     393,443              $     472,990
Accounts Payable and Accrued Expenses                                              17,804                     20,411
Distributions Payable                                                               9,895                         --
Other Liabilities                                                                     815                        798
                                                                            -------------              -------------
                                                                                  421,957                    494,199
                                                                            -------------              -------------
Minority Interest                                                                   2,707                      2,035
                                                                            -------------              -------------

Commitments and Contingencies
Partners' Capital
  General Partner                                                                 197,705                    204,384
  Preferred Limited Partners                                                      104,571                         --
  Common Limited Partners                                                          31,116                     32,537
                                                                            -------------              -------------
                                                                                  333,392                    236,921
                                                                            -------------              -------------
                                                                            $     758,056              $     733,155
                                                                            =============              =============




                              See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                                      FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                    --------------------------------          -------------------------------
                                                        1999                1998                  1999                1998
                                                    ------------        ------------          ------------         -----------
Revenues
  Minimum Rents                                     $     23,316        $     19,976          $     71,486         $    56,053
  Percentage and Overage Rents                             1,088               1,180                 3,226               3,489
  Recoveries from Tenants                                  7,785               6,523                21,712              16,656
  Interest                                                   147                 103                   431                 297
  Other                                                       62                 176                   271                 373
                                                    ------------        ------------          ------------         -----------
                                                          32,398              27,958                97,126              76,868
                                                    ------------        ------------          ------------         -----------
Expenses
  Operating and Maintenance                                5,881               4,863                16,660              12,701
  Real Estate Taxes and Insurance                          3,398               2,994                10,236               8,291
  General and Administrative                               1,535               1,501                 5,067               4,501
  Depreciation                                             5,674               4,639                17,116              12,203
  Amortization of Deferred Financing Costs                   400                 402                 1,238               1,146
  Amortization of Deferred Leasing Costs                     137                 162                   482                 504
  Interest                                                 6,324               5,563                21,023              13,359
                                                    ------------        ------------          ------------         -----------
                                                          23,349              20,124                71,822              52,705
                                                    ------------        ------------          ------------         -----------
                                                           9,049               7,834                25,304              24,163
Minority Interest in Loss (Income) of
 Consolidated Partnerships                                   215                (105)                 (711)               (301)
Gain on Sale of Real Estate                                   --                 234                    --                 234
                                                    ------------        ------------          ------------         -----------
Net Income Before Extraordinary Item                       9,264               7,963                24,593              24,096
Extraordinary Item - Loss on
 Extinguishment of Debt                                     (985)                 --                  (985)                --
                                                    ------------        ------------          ------------         -----------
Net Income                                                 8,279               7,963                23,608              24,096
Preferred Unit Distribution                               (1,814)                 --                (2,025)                 --
                                                    ------------        ------------          ------------         -----------
Net Income Available to Common Unitholders          $      6,465        $      7,963          $     21,583         $    24,096
                                                    ============        ============          ============         ===========
Basic Earning Per Partnership Unit
 Income Before Extraordinary Item                   $       0.35        $       0.37          $       1.06         $      1.13
 Extraordinary Item                                        (0.05)                 --                 (0.05)                 --
                                                    ------------        ------------          ------------         -----------
 Net Income                                         $       0.30        $       0.37          $       1.01         $      1.13
                                                    ============        ============          ============         ===========
Diluted Earnings Per Partnership Unit
 Income Before Extraordinary Item                   $       0.35        $       0.37          $       1.06         $      1.13
 Extraordinary Item                                        (0.05)                 --                 (0.05)                 --
                                                    ------------        ------------          ------------         -----------
 Net Income                                         $       0.30        $       0.37          $       1.01         $      1.13
                                                    ============        ============          ============         ===========
Basic Weighted Average Number of
 Partnership Units Outstanding                            21,318              21,297                21,318              21,295
Add:  Dilutive Effect of Stock Options                        41                  89                    45                 120
                                                    ------------        ------------          ------------         -----------
Diluted Weighted Average Number of
 Partnership Units Outstanding                            21,359              21,386                21,363              21,415
                                                    ============        ============          ============         ===========

                     PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                             ----------------------------------------
                                                                                 1999                        1998
                                                                             -------------               ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $      40,484               $     40,427
                                                                             -------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                                           (44,015)                  (184,075)
Proceeds from Sales of Real Estate Assets                                               --                        276
Increase in Restricted Cash                                                           (407)                    (1,394)
                                                                             -------------               ------------
    Net Cash Used in Investing Activities                                          (44,422)                  (185,193)
                                                                             -------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                            74,516                    260,977
Repayment of Borrowings                                                           (154,063)                   (99,432)
Proceeds from Sale of Partnership Common Units                                          --                        546
Proceeds from Issuance of Preferred Units                                          104,571                         --
Distributions to Preferred Unitholders                                              (2,025)                        --
Distributions to Minority Interests                                                    (50)                      (222)
Distributions to Partners                                                          (19,788)                   (19,147)
Deferred Financing Costs                                                              (629)                    (2,190)
                                                                             -------------               ------------
    Net Cash Provided by Financing Activities                                        2,532                    140,532
                                                                             -------------               ------------

Net Decrease in Cash                                                                (1,406)                    (4,234)
Cash, Beginning of Period                                                            5,123                      5,603
                                                                             -------------               ------------
Cash, End of Period                                                          $       3,717               $      1,369
                                                                             =============               ============


                              See accompanying notes to financial statements.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    Price    Development   Company,   Limited   Partnership   (the   "Operating
Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national, regional and retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds an 69% controlling general partnership interest, as of September 30, 1999, in the Operating Partnership. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the context requires otherwise.

    The interim financial data for the three and nine months ended September 30, 1999 and 1998 is unaudited; however, in the opinion of the Company's management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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


2.  BORROWINGS

                                                                              SEPTEMBER 30,
                                                                                  1999
                                                                              -------------

Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                    $     100,000
Mortgage payable, secured by real estate; interest at 6.68%,
due in 2008                                                                          83,667
Notes, secured by real estate; interest at 6.37%, due in 2001                        61,223
Credit facility, unsecured; weighted average interest at 6.02%
 during 1999, due in 2000                                                            49,100
Construction loan, secured by real estate; interest at 6.94%
 as of September 30, 1999, due in 2001                                               41,600
Construction loan, secured by real estate; interest at 6.94%
 as of September 30, 1999, due in 2001                                               40,466
Mortgage payable, secured by real estate; interest at 8.5%,
 due in 2000                                                                         12,254
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99%, maturing 2000 to 2095                                            5,133
                                                                              -------------
                                                                              $     393,443
                                                                              =============

      On October 16, 1997, the Operating Partnership obtained a $150,000 three year unsecured credit facility (the "Credit Facility") from a group of banks. On December 18, 1997, the amount was increased to $200,000. The facility has a three year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The Credit Facility also includes a competitive

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

2.    BORROWINGS (CONTINUED)
bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank group. The facility is used for general corporate purposes including development, working capital, equity investments, repayment of indebtedness and/or amortization payments. The facility contains restrictive covenants including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At September 30, 1999, the Operating Partnership was in compliance with all of these covenants.

      The 100,000 notes have an interest rate of 7.29% payable semi annually on March 11th and September 11th of each year. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%.

      For the nine months ended September 30, 1999, draws totaling $12,916 were made on the construction loan facility collateralized by Provo Towne Centre for development activities at the mall.

      On July 30, 1999, the Company borrowed $5,905 from the Credit Facility which was used to reduce the principal outstanding on the Spokane Valley Mall construction loan. The Company exercised the option to extend the construction loan to August 2001. The fee to extend the construction loan was $154.

      On July 21, 1999, the Operating Partnership borrowed $33,777 from its Credit Facility and used the proceeds to reduce the notes secured by real estate from $95,000 to $61,223. This transaction unencumbered four regional mall properties. Deferred financing costs related to the reduction of the notes written-off and direct expenses, including a prepayment penalty, make up the extraordinary loss or $985. Proceeds from the sale of cumulative redeemable preferred units of the Operating Partnership were used to pay down the amount outstanding on the line of credit by $104,511.


3.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the nine months ended September 30, 1999 and 1998, is presented as if the acquisition of NorthTown Mall (which occurred on August 6, 1998) and the issuance of Series A and Series B preferred units (Note 4) had been consummated as of January 1, 1998.

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                             -------------------------------------------
                                                                                  1999                          1998
                                                                             --------------                 ------------
Total Revenues                                                               $       97,126                 $     85,183
Net Income Available to Common Unitholders                                   $       19,903                 $     21,177
Basic Earnings Per Partnership Unit                                          $         0.93                 $       0.99
Diluted Earnings Per Partnership Unit                                        $         0.93                 $       0.99

      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisition of NorthTown Mall and issuance of Series A and Series B preferred units been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

4.  PARTNERS' CAPITAL

    The following table summarizes changes in partners' capital since December 31, 1998:

                                                          PREFERRED                              COMMON
                                                           LIMITED             GENERAL           LIMITED
                                                           PARTNERS            PARTNER           PARTNERS             TOTAL
                                                          ----------          ---------          ---------          ---------
Partners' Capital at December 31, 1998                    $       --          $ 204,384          $  32,537          $ 236,921
Conversion of Limited Partners' Interests                         --                  2                 (2)                --
Preferred Units Issued                                       104,571                 --                 --            104,571
Distributions Paid                                                --            (16,368)            (3,420)           (19,788)
Distributions Accrued                                             --             (8,185)            (1,710)            (9,895)
Net Income                                                     2,025             17,872              3,711             23,608
Preferred Unit Distributions                                  (2,025)                --                 --             (2,025)
                                                          ----------          ---------          ---------          ---------
Partners' Capital at September 30, 1999                   $  104,571          $ 197,705          $  31,116          $ 333,392
                                                          ==========          =========          =========          =========

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

    In July 1999, the Operating Partnership issued 3,800,000 million Series B 8.95% cumulative redeemable preferred units (the "Series B Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of
$95,000. The Company used the proceeds, less applicable transaction costs and expenses of $2,774, to repay $90,000 in borrowings under the Credit Facility and increase operating cash. The Series B Preferred Units, which may be redeemed by the
Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances.

    The Operating Partnership makes quarterly distributions to the holders of the Series A and Series B Preferred Units on the last day of each March, June, September and December. For the nine months ended September 30, 1999, distributions for the Series A and Series B Preferred Units were $490 and $1,535, respectively.


5.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131. The prior years' information has been restated to present the Operating Partnership's three reportable segments: (1)regional malls, (2)community centers, and (3)commercial properties in conformity with SFAS No. 131.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes total revenues and property, net operating income (revenues less operating and maintenance

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

5.  SEGMENT INFORMATION (CONTINUED)
expense  and  real estate taxes and insurance expense ("Property  NOI")).   The
Operating Partnership evaluates the performance of its segments and allocates resources to them based on Property NOI.

    At September 30, 1999, the regional mall segment consisted of 17 regional malls in seven states containing approximately 9,810,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

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

    The table below presents information about the Operating Partnership's reportable segments for the nine months ending September 30:

                                               REGIONAL           COMMUNITY        COMMERCIAL
                                                 MALLS             CENTERS         PROPERTIES          OTHER           TOTAL
                                              ----------         -----------       ----------        ----------     ----------
1999
----
Total Revenues                                $   75,406         $    15,391       $    5,540        $      789     $   97,126
Property Operating Expenses (1)                  (22,444)             (3,154)          (1,298)               --        (26,896)
Property NOI (2)                                  52,962              12,237            4,242               789         70,230
Unallocated Expenses (3)                              --                  --               --           (44,926)       (44,926)
Unallocated Minority Interest (4)                     --                  --               --              (711)          (711)
Unallocated Other (5)                                 --                  --               --              (985)          (985)
Consolidated Net Income                               --                  --               --                --         23,608
Additions to Real Estate Assets                   38,009               5,333              906                97         44,345
Total Assets (6)                                 627,669              84,073           30,968            15,346        758,056
1998
----
Total Revenues                                $   57,057          $   13,347       $    5,700        $      764     $   76,868
Property Operating Expenses (1)                  (16,749)             (3,031)          (1,212)               --        (20,992)
                                              ----------          ----------       ----------        ----------     ----------
Property NOI (2)                                  40,308              10,316            4,488               764         55,876
Unallocated Expenses (3)                              --                  --               --           (31,713)       (31,713)
Unallocated Minority Interest (4)                     --                  --               --              (301)          (301)
Unallocated Other (5)                                 --                  --               --               234            234
Consolidated Net Income                               --                  --               --                --         24,096
Additions (Deletions) to Real Estate             177,517              (2,545)             425             5,037        180,434
Assets
Total Assets (6)                                 594,483              76,461           31,219            12,919        715,082

-------------------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance as listed in the condensed consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships as listed in the condensed consolidated statement of operations.
(5) Unallocated other includes gain on sales or real estate and loss on extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.

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

    Holders of the Operating Partnership's common units of limited partner interest elected to convert 200 and 285 common units having a recorded value of $2 and $3, respectively, into an equal number of shares of Common Stock during the nine months ended September 30, 1999 and 1998, respectively.

                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           1999                            1998
                                                                       -------------                   -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
 Distributions Accrued For General Partner Not Paid                    $       8,185                   $       7,911
 Distributions Accrued For Limited Partners Not Paid                   $       1,710                   $       1,655


7.  SUBSEQUENT EVENTS

    On October 19, 1999, the Board of Directors of the Company authorized a common share repurchase program under which the Company is authorized to purchase up to $25,000 of its currently outstanding common shares from time-to-time on the open market and in negotiated transactions. For every share repurchased by the Company from the open market or in negotiated transactions, the Operating Partnership repurchases an Operating Partnership unit from the Company.

    On October 20, 1999, the Company held a grand opening of its newly developed regional mall in Sierra Vista, Arizona. The Mall at Sierra Vista added approximately 330,000 square feet of additional total GLA to the Company's existing portfolio.

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION  AND
            -------------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

OVERVIEW

    The  following  discussion  should  be  read   in   conjunction   with  the
Consolidated Financial Statements of the Operating Partnership and the notes thereto appearing elsewhere herein.

    JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operating, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held a 69% controlling general partner interest in, Price Development Company, Limited Partnership ("the Operating Partnership") as of September 30, 1999. The Operating Partnership's existing portfolio consists of 51 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with two freestanding retail properties and six mixed-use commercial properties.

    The Company's operations before depreciation were positively impacted by the August 1998 acquisition of NorthTown Mall as well as its development activities. The development activities added a combined 1,028,000 square feet of total gross leasable area ("GLA") to the retail portfolio (15,000 in March 1998, 491,000 in August 1998, and 522,000 in October 1998).

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

RESULTS OF OPERATIONS

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLARS IN THOUSANDS)

    Total revenues for the nine months ended September 30, 1999 increased $20,258 or 26% to $97,126 as compared to $76,868 in 1998. This increase is primarily attributable to a $15,433 or 28% increase in minimum rents to $71,486 as compared to $56,053 in 1998. Additionally, percentage and overage rents decreased $263 or 8% to $3,226 as compared to $3,489 in 1998. The decrease in percentage and overage rents is primarily the result of changes in estimates for the nine months and changes in leases made with tenants.

    The August 1998 acquisition of NorthTown Mall, the August 1998 expansion of Boise Towne Square, the October 1998 opening of Provo Towne Centre, and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliffs Plaza contributed $10,912 to the minimum rent increase and $308 to percentage and overage rents. Minimum rents increased $1,957 from a non-cash transaction in which a consolidated partnership of the Operating Partnership received a building in exchange for cancellation of a long-term ground lease. The remaining $2,564 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

    Revenues recognized from straight-line rents were $1,052 in 1999 and $622 in 1998.

    Recoveries from tenants increased $5,056 or 30% to $21,712 as compared to $16,656 in 1998. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $3,959 or 31% and $1,945 or 23% respectively. The acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square contributed $3,617 to recoveries from tenants, $3,733 to property operating expenses (including operating and maintenance) and $1,460 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 81% compared to 79% in 1998.

    Depreciation and amortization increased $4,983 or 36% to $18,836 as compared to $13,853 in 1998. This increase is primarily due to the acquisition of NorthTown Mall, changes in asset lives on certain tenant improvements and the increase in newly developed GLA.


    Interest expense increased $7,664 or 57% to $21,023 as compared to $13,359 in 1998. This increase resulted from additional borrowings used to acquire NorthTown Mall and newly constructed GLA and a decrease in capitalized interest due to completed GLA. The reduction of borrowings outstanding, funded by the sale cumulative redeemable preferred units of the Operating Partnership, created a smaller percentage increase in interest expense. Interest capitalized on projects under development was $1,887 in 1999 as compared to $3,112 in 1998.

    During 1999 the Company's borrowings secured by real estate were reduced by $33,777, which unencumbered four regional properties. Deferred financing costs related to the transaction were written-off and direct expenses, including a prepayment penalty, created an extraordinary loss of $985. There were no extraordinary losses in 1998.

    The issuance of the cumulative redeemable preferred units of the Operating Partnership in 1999 creates an allocation of income and distribution which was $2,025 in 1999.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998 (DOLLARS IN THOUSANDS)

    Total revenues for the three months ended September 30, 1999 increased $4,440 or 16% to $32,398 as compared to $27,958 in 1998. This increase is primarily attributable to a $3,340 or 17% increase in minimum rents to $23,316 as compared to $19,976 in 1998. Additionally, percentage and overage rents decreased $92 or 8% to $1,088 as compared to $1,180 in 1998. The decrease in percentage and overage rents is primarily the result of changes in estimates for the three months and changes in leases made with tenants.

    The August 1998 acquisition of NorthTown Mall, the August 1998 expansion of Boise Towne Square, the October 1998 opening of Provo Towne Centre, and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliffs Plaza contributed $2,450 to the minimum rent increase. The remaining $890 increase in minimum rents was the result of increases experienced for the balance of the property portfolio.

    Revenues recognized from straight-line rents were $429 in 1999 and $253 in 1998.

    Recoveries from tenants increased $1,262 or 19% to $7,785 as compared to $6,523 in 1998. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $1,018 or 21% and $404 or 13% respectively. The acquisition of NorthTown Mall and the opening of Provo Towne Centre contributed $877 to recoveries from tenants, $1,091 to property operating expenses (including operating and maintenance) and $340 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 84% in 1999 compared to 83% in 1998.

    Depreciation and amortization increased $1,008 or 19%to $6,211 as compared to $5,203 in 1998. This increase is primarily due to the acquisition of the NorthTown Mall, changes in asset lives on certain tenant improvements and the increase in newly developed GLA.

    Interest expense increased $761 or 14% to $6,324 as compared to $5,563 in 1998. This increase resulted from additional borrowings used to acquire NorthTown Mall and newly constructed GLA and a decrease in capitalized interest due to completed GLA. The reduction of borrowings outstanding, funded by the sale of cumulative redeemable preferred units of the Operating Partnership's, created a smaller percentage increase in interest expense. Interest capitalized on projects under development was $848 in 1999 as compared to $1,132 in 1998.

    During 1999 the Company's borrowings secured by real estate were reduced by $33,777, which unencumbered four regional properties. Deferred financing costs related to the transaction were written-off and direct expenses, including a prepayment penalty, created an extraordinary loss of $985. There were no extraordinary losses in 1998.

    The issuance of the cumulative redeemable preferred units of the Operating Partnership in 1999 creates an allocation of income and distribution which was $1,814 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), JP Realty, Inc. is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended September 30, 1999, the Company declared a distribution of $.465 per share payable October 19, 1999 to the shareholders and unitholders of record as of October 7, 1999.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of September 30, 1999, the Company's cash and restricted cash amounted to approximately $7.7 million. In addition to its cash and restricted cash, unused capacity under the Credit Facility at September 30, 1999 totaled $141.4 million.

    The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Credit Facility.

    The Company's principal long-term liquidity requirements will be the repayment $61.2 million mortgage debt, which matures in 2001, the repayment of the $100 million senior notes principal payable at $25 million a year starting in March 2005, the repayment of the $83.7 million first mortgage, which requires a balloon payment of approximately $74.1 million in September 2008, the repayment of outstanding balances under the $200 million Credit Facility due October 2000, the repayment of $12.3 million first mortgage, which requires a balloon payment of approximately $11.9 million in October 2000, and the repayment of principal on the Spokane Valley Mall and Provo Towne Centre Construction loans of approximately $41.6 million and $40.5 million due August 2001 and July 2001, respectively.

    On  October  20,  1999,  the  Company  held a grand opening  of  its  newly developed mall in Sierra Vista, Arizona. The Mall at Sierra Vista added approximately 330,000 square feet of additional total GLA to the Company's existing portfolio. The remaining construction costs for completion of the mall will be financed with the Credit Facility. Additional long-term capital needs of the Company relates to the expansion of NorthTown Mall, a regional mall in Spokane, Washington, through its consolidated partnership, Price Spokane, Limited Partnership. The project is expected to be completed in the third quarter 2000 and will add approximately 100,000 square feet of GLA. Costs incurred on the NorthTown Mall expansion are approximately $4.9 million, which have been funded by the Credit Facility. Total costs for the project are expected to be approximately $17 million. The Company is currently involved in smaller expansion and renovation projects of its properties. The projects will be financed by its Credit Facility. The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the Credit Facility together with equity and debt offerings and individual property financing. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

    On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units in a private placement. Each unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds of approximately $12.8 million, less applicable transaction costs and expenses of approximately $0.4 million, for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable perpetual preferred units in a private placement. Each unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used the contribution proceeds of $95 million, less applicable transaction costs and expenses of approximately $2.8 million, for the partial repayment of borrowings outstanding under the Credit Facility and increase in operating cash. Quarterly distributions to the Series A and Series B preferred unitholders are due on the last day of each March, June, September and December.

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange
Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guaranties. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments on the unsecured notes are due semi annually on March 11th and September 11th of each year. Principal payments of $25 million on the unsecured notes are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility.

    The Company intends to incur additional borrowings in the future in a manner consistent with its policy of maintaining a conservative ratio of debt-to-total market capitalization. The Company's ratio of debt-to-total market capitalization was approximately 45% at September 30, 1999.

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

    The Company has developed a comprehensive strategy for updating its systems for Y2K compliance. The Company's information technology ("IT") systems include software and hardware purchased from outside vendors, as well as in-house developed software. The Company is confident that vendor developed software and hardware has been made Y2K compliant through installing and compliance testing vendor-provided Y2K updates. In-house developed software has been identified and assessed. Modifications are being and will continue to be made as necessary to bring such software into Y2K compliance and validate such in-house developed compliance prior to the end of 1999.

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

    The Company currently estimates that the costs to address Y2K, issues which through September 30, 1999 totaled approximately $100,000, will not exceed $200,000. Costs include incremental salary and fringe benefits for personnel, hardware and software costs, and consulting and travel expenses associated with addressing Y2K issues. These costs will be expensed as incurred or, in the case of equipment or software replacement, will be capitalized and depreciated over the expected useful life. The Company recognizes that the total cost estimate is likely to increase as it completes its assessment of non-IT systems. The Company is not currently able to reasonably estimate the ultimate cost to be incurred for the assessment, remediation, upgrade, replacement and testing of its impacted non-IT systems.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

    The Operating Partnership uses long-term and medium-term debt as a source of capital. On September 30, 1999, the Operating Partnership had $262,277,000 of fixed rate debt which consisted of $100,000,000 unsecured public bonds and $162,277,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The average rate of interest on the fixed rate debt is 6.9%. When debt instruments of this type mature, the Operating Partnership typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Operating Partnership may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Operating Partnership does not have any fixed rate debt maturing in 1999.

    The Operating Partnership's Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Operating Partnership's interest expense. At September 30, 1999, the Operating Partnership had approximately $131,166,000 in outstanding variable rate debt. If the interest rate for the Operating Partnership's variable rate debt increased or decreased by 1% during 1999, the Operating Partnership's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,312,000.

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

    Not applicable


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (A)   EXHIBITS

EXHIBIT                                                                                                         PAGE
Number                          Description                                                                     Number
------                          -----------                                                                     ------
4.1              Form of Debt Security (4.6){*}
4.2              Indenture, dated March 11, 1998, by and between the Operating Partnership and
                 The Chase Manhattan Bank as trustee (4.8){*}
4.3              First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                 Partnership and The Chase Manhattan Bank as trustee (4.9){*}
10.1             Second Amended and Restated Agreement of Limited Partnership of Price
                 Development Company, Limited Partnership{**}
10.2             Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){***}
10.3             Loan Agreements related to Mortgage Debt and related documents (10(c)){***}
        i)       Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                 of Price Financing Partnership, L.P.
        ii)      Intentionally Omitted
        iii)     Indenture between Price Capital Corp. and a Trustee
        iv)      Limited Guarantee Agreement (Guarantee of Collection) for outside investors
        v)       Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
        vi)      Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                 Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
        vii)     Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                 Partnership, L.P.
        viii)    Management and Leasing Agreement among Price Financing Partnership, L.P. and
                 Price Development Company, Limited Partnership
        ix)      Assignment of Management and Leasing Agreement of Price Financing Partnership,
                 L.P.
10.6             Registration Rights Agreement among the Company and the Limited Partners of
                 Price Development Company, Limited Partnership (10(g)){***}
10.7             Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                 Partnership{***}
10.8             Exchange Agreement among the Company and the Limited Partners of Price
                 Development Company, Limited Partnership (10(h)){***}
10.10            Amendment to Groundlease between Price Development Company and Alvin Malstrom as
                 Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400)
                 (10(j)){***}
10.11            Lease Agreement between The Corporation of the President of the Church of Jesus
                 Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                 1979.  (Groundlease for Anaheim Plaza) (10(k)){***}
10.12            Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                 July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort
                 Union Plaza) (10(i)){***}
10.13            Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                 and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont)
                 (10(m)){***}
10.14            Groundlease between Aldo Rossi and Price Development Company, dated June 1,
                 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){***}
10.15            First Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Price Development Company, Limited Partnership{**}
10.16            Second Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Price Development Company, Limited Partnership{**}
10.17            Third Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Price Development Company, Limited Partnership
27.              Financial Data Schedule

--------------------
* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
*** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.

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

                                                                        PRICE DEVELOPMENT COMPANY,
                                                                        LIMITED PARTNERSHIP
                                                                        (Registrant)
                                                                        By: JP Realty, Inc., its General Partner



           November 12, 1999                                            /s/ G. Rex Frazier
           -----------------                                            ----------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


           November 12, 1999                                            /s/ M. Scott Collins
           -----------------                                            ----------------------
                (Date)                                                  M. Scott Collins
                                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                                        (PRINCIPAL FINANCIAL
                                                                        & ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

Exhibit                                                                                                         PAGE
NUMBER                          Description                                                                     Number
------                          -----------                                                                     ------
4.1              Form of Debt Security (4.6){*}
4.2              Indenture, dated March 11, 1998, by and between the Operating Partnership and
                 The Chase Manhattan Bank as trustee (4.8){*}
4.3              First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                 Partnership and The Chase Manhattan Bank as trustee (4.9){*}
10.1             Second Amended and Restated Agreement of Limited Partnership of Price
                 Development Company, Limited Partnership{**}
10.2             Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){***}
10.3             Loan Agreements related to Mortgage Debt and related documents (10(c)){***}
         i)      Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents
                 of Price Financing Partnership, L.P.
         ii)     Intentionally Omitted
         iii)    Indenture between Price Capital Corp. and a Trustee
         iv)     Limited Guarantee Agreement (Guarantee of Collection) for outside investors
         v)      Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
         vi)     Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                 Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
         vii)    Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                 Partnership, L.P.
         viii)   Management and Leasing Agreement among Price Financing Partnership, L.P. and
                 Price Development Company, Limited Partnership
         ix)     Assignment of Management and Leasing Agreement of Price Financing Partnership,
                 L.P.
10.6             Registration Rights Agreement among the Company and the Limited Partners of
                 Price Development Company, Limited Partnership (10(g)){***}
10.7             Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited
                 Partnership{***}
10.8             Exchange Agreement among the Company and the Limited Partners of Price
                 Development Company, Limited Partnership (10(h)){***}
10.10            Amendment to Groundlease between Price Development Company and Alvin Malstrom as
                 Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400)
                 (10(j)){***}
10.11            Lease Agreement between The Corporation of the President of the Church of Jesus
                 Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                 1979.  (Groundlease for Anaheim Plaza) (10(k)){***}
10.12            Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated
                 July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort
                 Union Plaza) (10(i)){***}
10.13            Lease Agreement between Advance Management Corporation and Price Rentals, Inc.
                 and dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont)
                 (10(m)){***}
10.14            Groundlease between Aldo Rossi and Price Development Company, dated June 1,
                 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){***}
10.15            First Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Price Development Company, Limited Partnership{**}
10.16            Second Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Price Development Company, Limited Partnership{**}
10.17            Third Amendment to Second Amended and Restated Agreement of Limited Partnership
                 of Price Development Company, Limited Partnership
27.              Financial Data Schedule

--------------------------
* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
*** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.