Form 10-K
period 1999-12-31
PRICE DEVELOPMENT CO LP
filed 2000-03-24
CIK 1045334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1999

                                          OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (NO FEE REQUIRED)

                For the transition period from _________ to __________

                         Commission file number 333-34835-01


                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
        (Exact name of Registrant as specified in its organizational documents)

                MARYLAND                                                          87-0516235
          ---------------------                                                --------------
          (State of organization)                                             (I.R.S. Employer
                                                                            Identification No.)
           35 CENTURY PARK-WAY
       SALT LAKE CITY, UTAH 84115                                             (801) 486-3911
       --------------------------                                              -------------
(Address of principal executive offices, including zip code) (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]    No [ ]


      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                            DOCUMENTS INCORPORATED BY REFERENCE

      Portions of JP Realty Inc.'s proxy statement for its 2000 Annual  Meeting
of   Stockholders  scheduled to be held on May  3,  2000  are  incorporated  by reference into Part III of this Annual Report on Form 10-K.

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

                                        PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

      GENERAL

      JP Realty, Inc., a Maryland Corporation (together with its subsidiaries, the "Company"), is the sole general partner of Price Development Company, Limited Partnership, a Maryland Limited Partnership (the "Operating Partnership"). The Company is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") primarily engaged in the business of owning, leasing, managing, operating, developing, redeveloping and acquiring regional malls, community centers and other commercial and retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California (together with the Intermountain region, the "Western States"). The Company was formed on September 8, 1993 to continue and expand the business, commenced in 1957, of certain companies (the "Predecessor Companies") affiliated with John Price, Chairman of the Board and Chief Executive Officer of the Company. The Company conducts all of its business operations through, and as of December 31, 1999 held an 82.2% controlling general partner interest in, the Operating Partnership. As of December 31, 1999, the Operating Partnership, on behalf of the Company, held a portfolio consisting of 51 properties (the "Properties" or "Property"), including 18 enclosed regional malls, 25 community centers and two free-standing retail Properties located in ten states and six mixed-use commercial Properties located primarily in the Salt Lake City, Utah metropolitan area. Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington).

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 1999, the Company's retail portfolio contained an aggregate of 13,658,418 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,353,576 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). Based on Total GLA, the Company's retail Properties were approximately 94% leased as of December 31, 1999 and, based on GLA, its commercial Properties were approximately 93% leased as of that date. Segment information for the three years ended December 31, 1999, 1998 and 1997 is included in the financial statements attached to this Annual Report on Form 10-K on pages F-16 and F-17.

      The Company's strategy is to expand its dominant market position in the Intermountain Region, and to continue to achieve cash flow growth and enhance the value of the Properties by increasing their rental income and net operating income over time. The Company expects to achieve rental income and net operating income growth through re-leasing available space at higher rent levels and selectively renovating, expanding and redeveloping the Properties. In order to expand its market position, the Company expects to concentrate its acquisition and other development activities in the Western States.

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interest (the "Series A Preferred Units") in a private placement. Each Series A Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Operating Partnership's $200 million unsecured credit facility. The Series A Preferred Units, which may be redeemed by the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009 or earlier under certain circumstances.

      On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in a private placement. Each Series B Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $92 million to repay $90 million in borrowings outstanding under the Operating Partnership's $200 million unsecured credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed by the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009 or earlier under certain circumstances.

      In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000,000 of the Company's Common Stock through open market purchases and private transactions. Through March 7, 2000, the Company had repurchased approximately 1,337,000 shares of Common Stock for a total cost of approximately $22,758,000. In connection with the Company's repurchase of its Common Stock the Operating Partnership has repurchased an equivalent number of Units from the Company for approximately $22,758,000. In connection with the Company's repurchase of its Common Stock the Operating Parnterhsip has repurchased an equivalent number of Units from the Company for approximately $22,758,000.

      On July 21, 1999, the Operating Partnership borrowed $33,777,000 from the $200 million unsecured credit facility to reduce the notes secured by real estate, bearing interest at a fixed 6.37% per annum, from $95,000,000 to $61,223,000. This transaction unencumbered four regional mall Properties.

      On October 20, 1999, the Company held a grand opening of its newly developed regional mall in Sierra Vista, Arizona. The Mall at Sierra Vista is anchored by Dillard's, Sears and Cinemark Theaters and added approximately
335,000 square feet of additional Total GLA to the Company's existing portfolio.

      The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah. The mall held its grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA as of December 31, 1998. Provo Towne Centre is anchored by Dillard's, JCPenney, Sears and Cinemark Theaters and includes space for more than 80 mall shops. On November 11, 1999, the mall held a grand opening for its sixteen screen Cinemark Theater which added approximately 74,000 square feet of additional GLA.

      The Operating Partnership, through its consolidated partnership Price Spokane, Limited Partnership, has initiated the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington. The project will be funded by the Company's $200 million unsecured credit facility and is expected to be completed in the third quarter of 2000 which will add approximately 100,000 square feet of additional GLA to the Company's existing portfolio.

      Each of the Company's regional malls is the premier and dominant mall and, in some cases, the only mall within its trade area and is generally considered to be the financial, economic and social center for a given geographic area. The trade areas surrounding the Company's malls have a drawing radius, depending on the mall, ranging from five to over 150 miles. The malls have attracted as anchor tenants some of the leading national and regional retail companies such as JCPenney, Nordstrom, Wal-Mart, The Bon March<e'>, Sears, Dillard's, Mervyn's and ZCMI. The 18 regional malls in the portfolio contain an aggregate of approximately 10,291,000 square feet of Total GLA and range in size from approximately 296,000 to 1,171,000 square feet of Total GLA. The community center portfolio consists of 25 Properties in seven states containing approximately 3,362,000 square feet of Total GLA. The two free-standing retail Properties contain a total of approximately 5,000 square feet of GLA. The commercial portfolio, which includes 38 commercial buildings containing approximately 1,354,000 square feet of GLA, is primarily located in the Salt Lake City, Utah area where the Company's headquarters are located.

PROPERTIES

      The following tables set forth certain information relating to the Properties, all of which (except as otherwise indicated) are 100% owned by the Operating Partnership. The Company believes that all such Properties are adequately covered by insurance.

                             RETAIL PROPERTIES

                                                                                                 OCCUPANCY AS OF
                                                                                                     12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON   SHOP   SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA   GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------------ ------ ---------
REGIONAL MALLS

UTAH
----

Cache Valley
 Mall             Logan     RM      30,120    98,132   182,889    311,141    308,641     2,500  94.6%  94.5%  82.8% Fee   JCPenney,
                                                                                                                          ZCMI,
                                                                                                                          Lamonts,
                                                                                                                          C-A-L
                                                                                                                          Ranch

Cottonwood Mall   Holladay  RM      53,300   322,091   379,508    754,899    754,899        --  91.0%  91.0%  78.8% Fee/  JCPenney,
(7)                                                                                                                 GL(8) ZCMI



Provo Towne       Provo     RM       9,564   231,552   556,145    797,261    456,632   340,629  96.0%  93.1%  86.4% Fee   JCPenney,
 Centre (7)                                                                                (9)                            Dillard's
                                                                                                                          Cinemark
                                                                                                                          Theaters,
                                                                                                                          Sears


Red Cliffs Mall   St.       RM      17,425    90,926   277,057    385,408    271,137   114,271  98.6%  98.1%  94.2% Fee   JCPenney,
                  George                                                                  (10)                            Sears,
                                                                                                                          ZCMI,
                                                                                                                          Wal-
                                                                                                                          Mart

IDAHO
------
Boise Towne
 Square (7)       Boise     RM      84,418   392,035   694,463  1,170,916    589,279   581,637   98.6%  97.2%  95.8% Fee/ JCPenney,
                                                                                          (11)                       GL   Dillard's
                                                                                                                     (12) Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Mervyn's

Grand Teton Mall  Idaho     RM      29,089   172,624   323,925    525,638    520,018     5,620  95.3%  95.2%  85.7% Fee   JCPenney,
                  Falls                                                                                                   Sears,
                                                                                                                          ZCMI,
                                                                                                                          The Bon
                                                                                                                          March<e'>

Pine Ridge Mall   Pocatello RM      25,818   148,908   437,987    612,713    501,213   111,500  97.5%  96.9%  89.5% Fee/  JCPenney,
                                                                                          (13)                      GL    ZCMI,
                                                                                                                    (14)  The Bon
                                                                                                                          March<e'>
                                                                                                                          Sears,
                                                                                                                          ShopKo


Silver Lake Mall  Coeur     RM      20,090    97,266   217,493    334,849    327,913     6,936  97.1%  97.1%  90.1% Fee   JCPenney,
 (7)              d'Alene                                                                                                 Sears,
                                                                                                                          Emporium,
                                                                                                                          Lamonts

WASHINGTON
-----------
NorthTown Mall    Spokane   RM          --   412,255   541,209    953,464    711,072   242,392  93.9%  91.8%  85.9% Fee   JCPenney,
 (7)                                                                                      (15)                            Sears,
                                                                                                                          Mervyn's,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Emporium

Spokane Valley    Spokane   RM      78,480   273,776   371,731    723,987    469,290   254,697  93.3%  89.7%  82.3% Fee   JCPenney,
 Mall (7)                                                                                 (16)                            Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>


                             RETAIL PROPERTIES (continued)

                                                                                                OCCUPANCY AS OF
                                                                                                   12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON   SHOP   SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA   GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------------ ------ ---------
REGIONAL MALLS
 (continued)

Three Rivers Mall Kelso     RM     246,890   126,687   188,076    561,653    379,772   181,881  95.6%  93.4%  80.3% Fee   JCPenney,
 (7)                                                                                      (17)                            Sears,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Emporium

Oregon
------
Salem Center      Salem     RM      45,000   167,037   438,000    650,037    212,037   438,000  94.3%  82.5%  77.7% Fee/  JCPenney,
                                                                                           (18)                     GL    Nordstrom
                                                                                                                    (19)  Meier &
                                                                                                                          Frank,
                                                                                                                          Mervyn's


WYOMING
----------
Eastridge Mall    Casper    RM      17,500   264,371   289,796    571,667    495,784    75,883  91.7%  90.5%  82.1% Fee   JCPenney,
                                                                                          (20)                            Target,
                                                                                                                          The Bon
                                                                                                                          March<e'>
                                                                                                                          Sears

White Mountain    Rock      RM      26,025   105,992   208,452    340,469    340,469        --  78.1%  78.1%  76.5% Fee   JCPenney,
 Mall             Springs                                                                                                 Herber-
                                                                                                                          gers
                                                                                                                          Wal-Mart

NEW MEXICO
-----------
Animas Valley     Farming-  RM      33,000   221,946   271,155    526,101    466,763    59,338  88.9%  87.5%  73.8% Fee   JCPenney
 Mall             ton                                                                     (21)                            Sears,
                                                                                                                          Dillard's
                                                                                                                          Beall's,



North Plains
 Mall (7)         Clovis    RM      19,076    81,416   195,431    295,923    292,803     3,120  63.9%  63.6%  86.7% Fee   JCPenney,
                                                          (22)                                                            Sears,
                                                                                                                          Beall's,


Mall at Sierra
 Vista            Sierra
                   Vista    RM          --   103,386   231,918    335,304    138,812   196,492  94.3%  86.2%  81.4% Fee   Dillards,
                                                                                           (9)                            Cinemark
                                                                                                                          Theaters,
                                                                                                                          Sears
CALIFORNIA
-----------
Visalia Mall      Visalia   RM       8,510   174,229   257,000    439,739    439,739        --  97.8%  97.8%  94.3% Fee   JCPenney,
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----        Gotts-
Subtotal                                                                                                                  chalk's
Regional Malls                     744,305 3,484,629 6,062,235 10,291,169  7,676,273 2,614,896  93.5%  91.2%  84.9%
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----


                             RETAIL PROPERTIES (continued)

                                                                                                 OCCUPANCY AS OF
                                                                                                     12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON   SHOP   SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA   GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------------ ------ ---------
COMMUNITY CENTERS
AND FREE-STANDING
RETAIL PROPERTIES

UTAH
-----
Cottonwood
 Square           Salt      CC          --    35,467    41,612     77,079     77,079        --  87.2%  87.2%  72.1% Fee/  Albert-
                  Lake                                                                                              GL    sons
                  City

Fort
Union Plaza       Salt      CC      32,968        --        --     32,968     32,968        --  65.1%  65.1%    --  GL    None
                  Lake
                  City

Gateway Crossing  Bountiful CC      35,982    65,853   174,669    276,504    146,466   130,038  82.6%  67.1% 100.0% Fee   ShopKo,
                                                          (22)                            (13)                            TJ Maxx



Nephi Bank        Nephi     FR       3,590        --        --      3,590      3,590        -- 100.0% 100.0%    --  Fee   None

North Temple      Salt      CC          --    10,085    72,376     82,461     10,085    72,376 100.0% 100.0% 100.0% Fee   Albert-
 Shops            Lake                                                                    (23)                            sons,
                  City                                                                                                    Rite-Aid

Orem Plaza-
 Center Street    Orem      CC      15,491    18,814    62,420     96,725     91,125     5,600  97.0%  96.8%  84.6% Fee   Savers,
                                                                                                                          Showbiz
                                                                                                                          Pizza

Orem Plaza-
 State Street     Orem      CC      16,595    19,057    59,055     94,707     27,102    67,605 100.0% 100.0% 100.0% Fee   Rite-Aid
                                                                                          (24)

Plaza 9400        Sandy     CC      34,510    55,445   136,745    226,700    226,700        -- 100.0% 100.0% 100.0% GL    Albert-
                                                                                                                          sons,
                                                                                                                          Fred Meyer

Red Cliffs
 Plaza            St.       CC      20,023        --    46,608     66,631     57,304     9,327 100.0% 100.0%    --  Fee   America's
                  George                                                                                                  Best
                                                                                                                          Furniture
                                                                                                                          Warehouse

River Pointe      West      CC      18,522    56,120   135,707    210,349     56,120   154,229  99.2%  97.1%  97.1% Fee   Albert-
 Plaza            Jordan                                                                (25)                              sons,
                                                                                                                          ShopKo

Riverside Plaza   Provo     CC      10,050    11,384   156,454    177,888    174,888     3,000  99.0%  99.0%  84.8% Fee   Macey's,
                                                                                                                          Rite-Aid,
                                                                                                                          Mac
                                                                                                                          Frugals

University        Orem      CC      33,401    38,544   128,091    200,036    199,136       900  97.0%  97.0%  84.7% Fee   Burlington
 Crossing                                                                                                                 Coat (26),
                                                                                                                          Office
                                                                                                                          Max (27),
                                                                                                                          CompUSA

IDAHO
-----
Alameda Plaza     Pocatello CC      19,049    27,346   143,946    190,341    190,341        -- 100.0% 100.0% 100.0% Fee   Albert-
                                                                                                                          sons,
                                                                                                                          Fred Meyer

Baskin Robbins    Idaho     FR       1,814        --        --      1,814      1,814        -- 100.0% 100.0%    --  Fee   None
 17th Street      Falls

Boise Plaza       Boise     CC          --        --   108,464    108,464    108,464        -- 100.0% 100.0%    --  PI    Burlington
                                                                                                                    (28)  Coat (26),
                                                                                                                          Albertsons
Boise Towne       Boise     CC       6,000    12,000    91,534    109,534    109,534        -- 100.0% 100.0%    --  Fee   Circuit
 Plaza                                                                                                                    City,
                                                                                                                          Linens' n
                                                                                                                          Things,
                                                                                                                          Old
                                                                                                                          Navy

Twin Falls        Twin      CC          --    37,680        --     37,680     37,680        -- 100.0% 100.0%    --  Fee   None(29)
 Crossing         Falls

Yellowstone       Idaho     CC      18,419    36,923   166,733    222,075    220,275     1,800  84.6%  84.5%  55.8% PI    Albert-
 Square           Falls                                                                                             (30)  sons,
                                                                                                                          Fred Meyer
                                                                                                                          (31)

                             RETAIL PROPERTIES (continued)

                                                                                                OCCUPANCY AS OF
                                                                                                    12/31/99
                                                                                               -------------------
                                     FREE                                                      BASED
                                   STANDING  TENANT              TOTAL               TENANT     ON    BASED TENANT  OWNER-
                          PROPERTY STORES(2) SHOPS(3) ANCHORS   GLA(4)      GLA(5)    OWNED    TOTAL   ON    SHOP    SHIP
   PROPERTY       LOCATION TYPE(1) (SQ.FT.) (SQ.FT.) (SQ.FT.)  (SQ.FT.)    (SQ.FT.)  (SQ.FT.)   GLA    GLA   SPACE  TYPE(6) ANCHORS
----------------- -------- ----- --------- --------- --------- ---------- ---------- --------- -----  ------ -----  ------ ---------
COMMUNITY CENTERS
AND FREE-STANDING
RETAIL PROPERTIES

OREGON
------
Bailey Hills      Eugene    CC      12,000    11,895   155,000    178,895     11,895   167,000 100.0% 100.0% 100.0% Fee   Safeway,
 Plaza                                                                                     (32)                           ShopKo


Division
 Crossing         Portland  CC       2,589    24,091    67,960     94,640     92,051     2,589  95.0%  94.9%  80.5% Fee   Thirtfway,
                                                                                                                          Rite-Aid

Halsey Crossing   Gresham   CC       7,267    39,342    52,764     99,373     99,373        --  93.6%  93.6%  83.8% GL    Safeway


NEVADA
-------
Fremont Plaza     Las       CC       6,542    19,648    77,348    103,538    103,538        -- 100.0% 100.0% 100.0% GL    Smith's
                  Vegas                                                                                                   Food &
                                                                                                                          Drug,
                                                                                                                          Sav-On
                                                                                                                          Drug

Plaza 800         Sparks    CC       5,985    21,821   139,607    167,413    167,413        -- 100.0% 100.0% 100.0% GL    Albert-
                                                                                                                          sons,
                                                                                                                          ShopKo
COLORADO
---------
Austin Bluffs     Colorado  CC       9,447    35,859    71,543    116,849     78,902    37,947 100.0% 100.0% 100.0% Fee   Albert-
 Plaza            Springs                                                                 (33)                            sons,
                                                                                                                          Longs
                                                                                                                          Drug


ARIZONA
-------
Fry's Shopping    Glendale  CC       8,564    38,781    71,919    119,264    119,264        -- 100.0% 100.0% 100.0% Fee   Fry's
 Plaza                                                                                                                    Foods

Woodlands
 Village          Flagstaff CC       4,020    43,380   146,898    194,298     91,858   102,440  98.9%  97.7%  95.1% Fee   Bashas',
                                                                                          (10)                            Wal-Mart
CALIFORNIA
----------
Anaheim Plaza     Anaheim   CC      10,000        --    67,433     77,433     77,433        --  12.9%  12.9%    --  PI
                                                          (22)                                                      (34)
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----
Subtotal
Community
Centers                            332,828   659,535 2,374,886  3,367,249  2,612,398   754,851  94.2%  92.5%  92.2%
                                 --------- --------- --------- ---------- ---------- --------- -----  -----  -----
Total Retail
 Properties                      1,077,133 4,144,164 8,437,121 13,658,418 10,288,671 3,369,747  93.6%  91.6%  86.0%
                                 ========= ========= ========= ========== ========== ========= =====  =====  =====

                             RETAIL PROPERTIES (CONTINUED)
(1)     Property  type  definitions  are as follows:  Regional  Mall--RM,  Community
        Centers--CC, Free-standing Retail Properties--FR.
(2)     Freestanding stores means leasable  buildings or other structures located on a property which are not physically attached to a mall or community center.
(3)     Tenant shops means non-anchor retail  stores  located in a mall or community center.
(4)     Represents  Operating  Partnership-owned  leasable   area  and  tenant-owned
        leasable area within the Properties.
(5)     Represents Operating Partnership-owned leasable area within the Properties.
(6)     Ownership  type  definitions  are  as  follows:   Fee, Ground  lease-GL  and
        Partnership Interest-PI.
(7)     Secured Property as of December 31, 1999.
(8)     The Operating Partnership owns a ground lease on one-half acre.
(9)     Tenant-owned space at this Property includes Dillard's and Sears.
(10)    Tenant-owned space at this Property includes Wal-Mart.
(11)    Tenant-owned space at this Property includes Dillard's,  JCPenney, Sears and Mervyn's.
(12)    The Operating Partnership owns a ground lease on two acres.
(13)    Tenant owned space at this Property includes ShopKo.
(14)    The  Operating Partnership owns two ground leases on 7.3 acres  and  1.2 acres.
(15)    Tenant-owned space at this Property includes Sears and Mervyn's.
(16)    Tenant-owned space at this Property includes Sears and The Bon March<e'>
(17)    Tenant-owned space at this Property includes Target and Top Foods.
(18)    Tenant-owned   space  at  this  Property  includes  JCPenney,  Mervyn's,
        Nordstrom and Meier & Frank.
(19)    The Operating Partnership  owns  2.35  acres  in fee and also owns seven ground leases on 1.58 acres.
(20)    Tenant-owned space at this Property includes Target.
(21)    Tenant-owned space at this Property includes property  owned  by a third party that is vacant.
(22)    Anchor space is vacant as of December 31, 1999.
(23)    Tenant-owned space at this Property includes Albertsons and Rite Aid.
(24)    Tenant-owned space at this Property includes Rite Aid.
(25)    Tenant-owned space at this Property includes Albertsons and ShopKo.
(26)    The Operating Partnership's lease is with Fred Meyer which subleases the
        Property space to Burlington Coat.
(27)    The Operating Partnership's lease is with Fred Meyer which subleases the
        space  to  Burlington  Coat.   33.6%  of  the  space  represented by the
        Burlington Coat sublease is further subleased to Office Max.
(28)    The  Operating  Partnership's  ownership represents a 73.3%  partnership interest in the current fee holder of the Property.
(29)    The Operating Partnership's lease  subleases  the  Property  to  several other retailers.
(30)    The  Operating  Partnership's  ownership  represents a 83.5% partnership interest in the current fee holder of the Property.
(31)    Fred Meyer is paying rent but not occupying  the  space.  The lease ends in November 2002.
(32)    Tenant-owned space at this Property includes Safeway and ShopKo.
(33)    Tenant-owned space at this Property includes Longs Drugs.
(34)    The  Operating  Partnership's  ownership  interest  represents   a   50%
        partnership interest in the current ground lease holder of the Property.



                                                       COMMERCIAL PROPERTIES

                                                                                                       OCCUPANCY
                                                                    PROPERTY            GLA            BASED ON        OWNERSHIP
               PROPERTY                         LOCATION            TYPE (1)         (SQ. FT.)            GLA             TYPE
-----------------------------------------   -------------------     ---------     -------------   ----------------   -------------
UTAH
----
Price Business Center-Pioneer Square        Salt Lake City             BP            497,892             89.9%              Fee
Price Business Center-South Main            Salt Lake City             BP            112,963             94.0%              Fee
Price Business Center-Timesquare            Salt Lake City             BP            289,423             90.3%              Fee
Sears-Eastbay                               Provo                      CP             48,880            100.0%              Fee
Price Business Center-Commerce Park         West Valley City           BP            393,360            100.0%              Fee

IDAHO                                       Boise
-----
Boise/FSB Plaza                                                        CP             11,058             38.6%              Fee
                                                                                  -------------   ----------------
                                                                                    1,353,576            93.2%
                                                                                  =============   ================

-------------------
(1) Property type definitions are as follows: Business Park--BP, Commercial Property--CP.

SIGNIFICANT PROPERTIES

      Boise Towne Square contributed approximately 10% of the Company's total rental revenue (i.e. minimum rents plus percentage rents ("Rental Revenue")) for the year ended December 31, 1999. Additionally, NorthTown Mall comprised in excess of 10% of the book value of Company assets and total Rental Revenue for the year ended December 31, 1999. Certain additional information relating to these Properties is set forth below.

BOISE TOWNE SQUARE

      Boise Towne Square is centrally located in Boise, Idaho adjacent to the main thoroughfare of the city. Boise Towne Square was opened by the Predecessor Companies in October of 1988. Boise Towne Square is the dominant regional mall in its trade area, with several community centers as its major competition.

      The Company completed in August 1998, a 294,804 square foot expansion of Boise Towne Square. The project added 186,500 square feet of Total GLA for Dillard's, approximately 44,900 square feet of GLA for the expansion of The Bon March<e'> and approximately 63,400 square feet of GLA for additional shops.

      The Company leases approximately two acres of land which are utilized for perimeter parking and landscaping from Union Pacific Railroad Company on a year-to-year basis from December 1 to November 30 at a current rental rate of $25,000 per year. Boise Towne Square is part of the collateral of the notes secured by real estate, bearing interest at a fixed 6.37% per annum, and the Company believes it is adequately insured. Depreciation and amortization are taken utilizing the straight-line method over a period of 10 - 40 years with a net book basis of approximately $47,833,000, $44,720,000 and $31,301,000 at
December 31, 1999, 1998 and 1997, respectively. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

      As of December 31, 1999, 1998 and 1997, Boise Towne Square was 99%, 98% and 98% leased, respectively, with an average annual rent from shop tenants per square foot of $22.77, $22.26 and $19.93 for the years ended on those respective dates. Three department stores, JCPenney, Dillard's and the Bon March<e'>, are the only tenants which occupy 10% or more of Total GLA at this Property. JCPenney and Dillard's own their own land and buildings and are subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2078, while The Bon March<e'>'s lease is for a term of 20 years, expiring in 2008, with two 20-year extension options.

      Boise Towne Square's leases will expire on the following schedule:


                                                                              AVERAGE           PERCENTAGE OF GLA
                                                                             ANNUALIZED    REPRESENTED BY EXPIRING LEASES
                                                                                           ------------------------------
                                                            ANNUALIZED      BASE RENT PER     ASSUMING NO ASSUMING FULL
                                NUMBER      APPROXIMATE      BASE RENT      SQ. FT. UNDER     EXERCISE OF  EXERCISE OF
LEASE EXPIRATION               OF LEASES        GLA            UNDER          EXPIRING          RENEWAL      RENEWAL
YEAR ENDING DECEMBER 31, (1)    EXPIRING    SQUARE FEET       EXPIRING         LEASES           OPTIONS      OPTIONS
---------------------------    ---------    -----------     -----------     -------------   -------------- --------------
2000                               23          42,092        $  909,038      $    21.60            7.14%        5.92%
2001                               10          23,145           437,824           18.92            3.93%        3.82%
2002                               11          17,315           287,968           16.63            2.94%        1.83%
2003                               18          29,353           670,747           22.85            4.98%        4.49%
2004                               12          39,078           690,975           17.68            6.63%        3.73%
2005                                4          12,251           208,843           17.05            2.08%        2.08%
2006                                7          19,541           362,979           18.58            3.32%        2.29%
2007                                4           9,249           227,900           24.64            1.57%        1.57%
2008                               22         214,328         2,089,711            9.75           36.37%        5.72%
2009 and thereafter                41         119,812         2,926,947           24.43           20.33%       16.50%
                               ---------    -----------                                     -------------- ------------
Total                             152         526,164                                              89.29%      47.95%
                               =========    ===========                                     ============== ============

--------------------------
(1) Table excludes tenants paying percentage rents in lieu of minimum rents.

NORTHTOWN MALL

      On August 6, 1998, the Company purchased NorthTown Mall, a two-level 949,880 square foot regional mall, located in Spokane, Washington. NorthTown Mall is Spokane's largest mall with competition coming from the Company's Spokane Valley Mall as well as one other mall and several community centers. As of December 31, 1999 and 1998, the mall was 94% and 91% leased, respectively, with an average annual rent from shop tenants per square foot of $29.47 for the year ended December 31, 1999. Two department stores, JCPenney and Sears, are the only tenants which occupy 10% or more of Total GLA at this Property. Sears owns its own land and buildings and is subject to a Construction, Operation and Reciprocal Easement Agreement that expires in 2040, while JCPenney's lease is for a term of 20 years, expiring in 2011 with six five-year extension options.

      NorthTown Mall is financed in part by a first mortgage. The balance at December 31, 1999 and 1998 on the first mortgage was $83,382,000 and $84,277,000, respectively. Depreciation and amortization are taken utilizing the straight-line method over a period of 10 - 40 years with a net book basis of approximately $135,183,000 and $126,126,000, at December 31, 1999 and 1998,
respectively. The Company is currently constructing a 100,000 square feet expansion at NorthTown Mall, which is expected to be completed in the third quarter of 2000. It is the Company's policy to renovate, expand and upgrade as warranted by market conditions.

      NorthTown Mall's leases will expire on the following schedule:

                                                                              AVERAGE           PERCENTAGE OF GLA
                                                                             ANNUALIZED    REPRESENTED BY EXPIRING LEASES
                                                                                           ------------------------------
                                                            ANNUALIZED      BASE RENT PER     ASSUMING NO ASSUMING FULL
                                 NUMBER     APPROXIMATE      BASE RENT      SQ. FT. UNDER     EXERCISE OF  EXERCISE OF
LEASE EXPIRATION               OF LEASES        GLA            UNDER          EXPIRING          RENEWAL      RENEWAL
YEAR ENDING DECEMBER 31, (1)    EXPIRING    SQUARE FEET       EXPIRING         LEASES           OPTIONS      OPTIONS
---------------------------    ---------    -----------     -----------     -------------   -------------- -------------
2000                               10          16,132       $  395,674      $    24.53            2.27%         2.27%
2001                               22          25,496          819,833           32.16            3.59%         3.48%
2002                               27          80,294        1,575,141           19.62           11.29%        10.99%
2003                               14          21,006          608,234           28.96            2.95%         2.95%
2004                               14          32,339          756,357           23.39            4.55%         4.55%
2005                               10          19,956          609,476           30.54            2.81%         2.81%
2006                               10          22,283          691,066           31.01            3.13%         3.13%
2007                               11          28,246          825,772           29.24            3.97%         3.97%
2008                                2           3,957           97,500           24.64             .56%          .56%
2009 and thereafter                16         354,930        2,786,740            7.85           49.91%         7.23%
                               ---------    -----------                                     -------------- -------------
Total                             136         604,639                                            85.03%        41.94%
                               =========    ===========                                     ============== =============

-------------------------
(1) Table excludes tenants paying percentage rents in lieu of minimum rents.

THE OPERATING PARTNERSHIP'S LARGEST TENANTS

      Large stores (over 20,000 square feet per store) occupy 61.53% of the Total GLA of the Company's regional malls and community centers. The Company's largest tenants include JCPenney, Sears, The Bon March<e'>, Dillard's, ZCMI, Wal-Mart, Mervyns, Meier & Frank, The Emporium, Gottschalk's, ShopKo, Albertsons, Fred Meyer and Burlington Coat. No tenant represented more than 4.37% of the Company's total Rental Revenues for the year ended December 31, 1999.

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

      Anchor tenants in the regional malls include: JCPenney, Sears, The Bon March<e'>, Dillard's, ZCMI, Mervyn's, Wal-Mart, Meier & Frank, The Emporium, Gottschalk's, ShopKo, Cinemark Theaters, Lamonts, Target and Nordstrom. Anchors in the regional malls occupy 58.9% of Total GLA of the regional malls. The following table summarizes the Total GLA owned and leased as of December 31, 1999 by these anchors:

                                                                                                                        COMPANY-
                                                 COMPANY-                                                                 OWNED
                                NUMBER OF          OWNED                              ANCHOR                          ANCHOR SPACES
                                 ANCHOR           SQUARE         ANCHOR-OWNED        TOTAL GLA          PERCENT          AS % OF
          ANCHOR                 STORES            FEET           SQUARE FEET       SQUARE FEET        TOTAL GLA       REVENUE (1)
--------------------------     ----------     --------------   ----------------   ---------------  ----------------  --------------
JCPenney                           17            1,205,146          243,591          1,448,737            9.65%          4.37%
Sears                              13              546,847          611,001          1,157,848            7.71%          2.10%
The Bon March<e'>                   7              499,927          120,420            620,347            4.13%          2.94%
Dillard's                           4               72,212          493,863            566,075            3.77%            *
ZCMI                                5              562,754               --            562,754            3.75%          1.64%
Mervyn's                            3                   --          241,560            241,560            1.61%           --
Wal-Mart                            2               86,944          114,271            201,215            1.34%            *
Meier & Frank                       1                   --          183,500            183,500            1.22%           --
The Emporium                        3              153,003               --            153,003            1.02%            *
Gottschalk's                        1              150,000               --            150,000            1.00%            *
ShopKo                              1                   --          111,500            111,500             .74%           --
Cinemark Theaters                   2              109,416               --            109,416             .73%            *
Lamonts                             2               80,953               --             80,953             .54%            *
Target                              1                   --           75,883             75,883             .51%           --
Nordstrom                           1                   --           72,000             72,000             .48%           --

--------------------------
    *    Less than 1%
    (1)  Revenue defined as minimum rents plus percentage rents

  Anchor tenants occupying the greatest amount of Total GLA in the Company's community centers are ShopKo, Albertsons, Fred Meyer, Burlington Coat, Rite Aid, Safeway, Wal-Mart and Macey's. Anchors in the community centers occupy approximately 70.5% of Total GLA of the community centers. The following table summarizes the Total GLA owned and leased as of December 31, 1999 by these anchors:

                                                                                                                      COMPANY-
                                                                           ANCHOR-       ANCHOR                        OWNED
                                           NUMBER         COMPANY-          OWNED       TOTAL GLA       PERCENT     ANCHOR SPACES
                                          OF ANCHOR        OWNED          SQUARE      SQUARE FEET       TOATL        AS % OF
           ANCHOR                          STORES       SQUARE FEET        FEET      ANCHOR SPACES       GLA         REVENUE
--------------------------------          ---------    --------------    ----------  ---------------   ---------  ---------------
ShopKo                                        4           104,000           297,140       401,140         2.67%          *
Albertsons                                    9           269,098            82,663       351,761         2.34%          *
Fred Meyer                                    3           309,944                --       309,944         2.06%          *
Burlington Coat (2)                           2           174,248                --       174,248         1.16%          *
Rite Aid                                      4            70,583            52,080       122,663         0.82%          *
Safeway                                       2            52,764            53,000       105,764         0.70%          *
Wal-Mart                                      1                --           102,440       102,440         0.68%         --
Macey's                                       1            59,350                --        59,350         0.40%          *

--------------------------
*      Less than 1%.
(1)    Revenue defined as minimum rents plus percentage rents.
(2)    Sublease from Fred Meyer, Inc.


MAJOR TENANTS

      Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Company's retail Properties. Such retail chains include: Venator Group (Footlocker, Lady Footlocker, Kids Footlocker, Northern Reflections, Afterthoughts, Champs and San Francisco Music Box), Limited Group (Lane Bryant, Lerner, Limited Express, Victoria's Secret, Bath & Body Works, Structure and Ambercrombie & Fitch), The Buckle, Eddie Bauer, Zales Corporation, Gymboree, Lenscrafters, Disney, Fred Meyer Jewelers, Millers Outpost, Waldenbooks, B. Dalton Bookseller, Barnes & Noble, Gap Stores Inc. (Gap, Gap Kids, Baby Gap, Gap Body, Old Navy and Banana Republic), General Mills (Olive Garden and Red Lobster), Deb Shops, Regis, Maurices, Famous Footwear, Pearle Vision, Radio Shack, Kay-Bee Toys, Claire's Boutique, Schubach Jewelers, Helzberg, Ben Bridge, Camelot Music, Musicland (Sam Goody, Musicland and Sun Coast Pictures), Sole Outdoors, Finish Line, Foot Action, Ann Taylor, Natural Wonders, Hallmark, American Greetings, Contempo Casuals, Payless Shoesource, Ritz Camera, Motherhood Maternity, GNC, Wet Seal, Brookstone, Vista Optical and Couch House.

LEASES

      Most of the Company's leases are long-term leases that contain fixed base rents and step-ups in rent typically occurring every three to five years. These leases generally pass through to the tenant such tenant's share of common area charges, including insurance costs and real estate taxes. Generally, all of the regional mall leases and certain of the community center leases include roof and structure repair costs in common area charges. The Company's leases also generally provide for additional rents based on a percentage of tenant sales. For the years ended December 31, 1999, 1998 and 1997, such percentage and overage rents accounted for approximately 4.8%, 5.4%, and 6.1%, respectively, of total Rental Revenue from the Properties owned by the Company during such periods.

      The following table sets forth information relating to the Rental Revenue from the Properties for the periods indicated:

                                                                         YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
PROPERTY TYPE                            1999                1998                1997               1996              1995
------------------------------      -------------       --------------     ---------------    ---------------   ----------------
                                                                (Dollars in thousands)
Regional Malls                      $      79,218       $       62,673     $        44,005    $        36,286   $         29,299
Community Centers and
 Free-Standing Retail Properties           16,999               14,718              13,192             13,591             12,173
Commercial Properties                       6,518                6,548               6,323              6,631              5,633
                                    -------------       --------------     ---------------    ---------------   ----------------
Total                               $     102,735       $       83,939     $        63,520    $        56,508   $         47,105
                                    =============       ==============     ===============    ===============   ================

VACANT SPACE

     Approximately 961,000 square feet or 6.4% of Total GLA was vacant as of December 31, 1999. Of this vacant space, approximately 673,000 square feet was in the regional mall portfolio (21.6% of which is anchor and 78.4% of which is mall shop space), 196,000 square feet was in the community center portfolio and 92,000 square feet was in the commercial portfolio.

     The following tables set forth information relating to lease expirations for retail stores in the regional malls and community centers as well as commercial property leases in effect as of December 31, 1999 over the ten-year period commencing January 1, 2000 and thereafter for large stores (over 20,000 square feet) and small stores (20,000 square feet or less) at the retail Properties and for all leases at the commercial Properties. Unless otherwise indicated, all information set forth below assumes that none of the tenants exercise renewal options and excludes leases that had not commenced as of December 31, 1999.

                                                       REGIONAL MALLS
                                                  Lease Expirations for
                                                Retail Store Leases (over 20,000 square feet)
                                                                                                       AVERAGE
                                                                                ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------
2000                                             --                  --       $           --    $           --
2001                                              4             212,118              616,346              2.91
2002                                              4             189,375              817,984              4.32
2003                                              3             106,613              330,302              3.10
2004                                              4             328,748              768,601              2.34
2005                                              1              33,421              111,605              3.34
2006                                              2             147,560              440,236              2.98
2007                                              1              50,061              222,992              4.45
2008                                              4             385,466            1,661,205              4.31
2009 and thereafter                              25           2,042,558           10,663,310              5.22
                                          --------------  ---------------
Total                                            48           3,495,920
                                          ==============  ===============



                                                       REGIONAL MALLS
                                                  Lease Expirations for
                                                Retail Store Leases (20,000 square feet or less)
                                                                                                       AVERAGE
                                                                               ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                             148           249,818         $  4,243,572      $      16.99
2001                                             132           247,427            4,002,370             16.18
2002                                             144           291,890            4,969,568             17.03
2003                                             106           217,477            3,858,692             17.74
2004                                             114           277,294            4,843,109             17.47
2005                                              71           160,806            3,539,309             22.01
2006                                              65           154,460            3,527,866             22.84
2007                                              94           218,649            5,193,045             23.75
2008                                             113           295,855            6,086,232             20.57
2009 and thereafter                              186           634,582           12,234,121             19.28
                                          --------------  ---------------
Total                                          1,173         2,748,258
                                          ==============  ===============

------------------------
   (1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                                         COMMUNITY CENTERS
                                                       Lease Expirations for
                                           Retail Store Leases (over 20,000 square feet)
                                                                                                       AVERAGE
                                                                                                   ANNUALIZED BASE
                                                                              ANNUALIZED BASE      RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                               1           40,320          $   162,288       $       4.03
2001                                               4          323,260              749,011               2.32
2002                                               2          133,861              343,645               2.57
2003                                               6          246,867              751,486               3.04
2004                                               1           25,525               37,956               1.49
2005                                               1           43,118               70,246               1.63
2006                                               1           37,680              122,460               3.25
2007                                               2           90,960              120,000               1.32
2008                                               1           41,612              139,761               3.36
2009 and thereafter                               14          502,475            3,828,481               7.62
                                          --------------  ---------------
Total                                             33        1,485,678
                                          ==============  ===============

                                                         COMMUNITY CENTERS
                                                       Lease Expirations for
                                          Retail Store Leases (20,000 square feet or less)
                                                                                                      AVERAGE
                                                                                ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                              44            97,753         $ 1,074,260       $          10.99
2001                                              55           130,036           1,309,274                  10.07
2002                                              40           111,434           1,016,478                   9.12
2003                                              25            94,923           1,094,947                  11.54
2004                                              34            92,479           1,243,582                  13.45
2005                                               5            21,826             250,308                  11.47
2006                                               8            36,235             464,925                  12.83
2007                                               3             9,363             115,143                  12.30
2008                                               3             7,352             127,727                  17.37
2009 and thereafter                               14            83,521           1,231,307                  14.74
                                          --------------  ---------------
Total                                             231          684,922
                                          ==============  ===============

--------------------------
(1)  Excludes tenants paying percentage rents in lieu of minimum rents.

                                                       LEASE EXPIRATIONS FOR
                                                       COMMERCIAL PROPERTIES
                                                                                  AVERAGE
                                                                                ANNUALIZED         ANNUALIZED BASE
                                                                                   BASE            RENT PER SQUARE
         LEASE EXPIRATION                    NUMBER OF      APPROXIMATE         RENT UNDER           FOOT UNDER
           YEAR ENDING                        LEASES          GLA IN              EXPIRING             EXPIRING
           DECEMBER 31,                      EXPIRING       SQUARE FEET           LEASES              LEASES (1)
-----------------------------------       --------------  ---------------      -------------     ------------------

2000                                            15            439,934          $ 2,272,404       $       5.17
2001                                             7             56,215              354,027               6.30
2002                                             9            163,585            1,173,975               7.18
2003                                             6            171,275              723,061               4.22
2004                                            11            224,746            1,318,004               5.86
2005                                            --                 --                   --                 --
2006                                            --                 --                   --                 --
2007                                            --                 --                   --                 --
2008                                            --                 --                   --                 --
2009 and thereafter                              1             72,133              375,638               5.21
                                          --------------  ---------------
Total                                           49          1,127,888
                                          ==============  ===============

---------------------
(1)  Excludes tenants paying percentage rents in lieu of minimum rents.

      As leases expire, the Company currently expects to be able to increase Rental Revenue by re-leasing the underlying space (either to a new tenant or to an existing tenant) at rental rates that are at or higher than the existing rates.

OPERATIONS AND MANAGEMENT

      The Company performs all property management functions for the Properties. At December 31, 1999, the Company had 353 full-time employees devoted exclusively to property management. Each of the regional malls has on-site management and maintenance personnel as well as a marketing staff to assist the mall tenants in promoting and advertising their products. Overall supervision of mall operations, headed by a Director of Enclosed Malls, is conducted in a centralized fashion in order to take advantage of economies of scale and to deliver a uniform presentation of all management functions. The Company's internal property management information system enables it to quickly determine tenant status, tenant gross sales, insurance, and other critical information in order to effectively manage the affairs of its real property portfolio. The data collected regarding percentage sales allows the Company to predict sales, to retain tenants and enhance mall stability.

      The Leasing/Development Department is responsible for maintaining relationships with tenants that afford the Company opportunities for new development and expansion. The Company conducts an active program of leasing, within the common area space of its malls and community centers, kiosks and other promotional displays on a seasonal basis. In addition to increased customer traffic, this approach generates additional revenue for the Company.

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

DEVELOPMENTS

      Since 1976, the Company and the Predecessor Companies have been responsible for developing more retail malls in the region covered by Utah, Idaho, Colorado, Nevada, New Mexico and Wyoming than any other developer, having constructed, developed or redeveloped 12 malls in this region (as well as four other malls in Arizona, Oregon and Washington). The Company maintains the in-house capability to bring a project from concept to completion. The Leasing/Development Department had a total of 30 full-time employees at December 31, 1999, including directors of Leasing, Development, Tenant Coordination and Design/Drafting.

      The Operating Partnership developed the Mall at Sierra Vista, an enclosed regional mall in Sierra Vista, Arizona. The mall held its grand opening on October 20, 1999 and added approximately 335,000 square feet of Total GLA to the Company's existing portfolio. The Mall at Sierra Vista is anchored by Dillard's, Sears and Cinemark Theaters and includes space for approximately 48 mall shops.

      The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah. The mall held its grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA to the Company's existing portfolio as of December 31, 1998. Provo Towne Centre is anchored by Dillard's, JCPenney, Sears and Cinemark Theaters and includes space for more than 80 mall shops. On November 11, 1999, the mall held a grand opening for its sixteen screen Cinemark Theater which added approximately 74,000 square feet of additional GLA.

      During 1999, the Operating Partnership developed an additional building at Halsey Crossing, a community center in Gresham, Oregon, and added approximately 16,300 square feet of GLA to this community center. During 1999, the Company also added approximately 18,000 square feet of GLA at Boise Towne Plaza in Boise, Idaho, approximately 12,500 square feet of GLA at Spokane Valley Mall in Spokane, Washington and approximately 34,200 square feet of Total GLA for Guesthouse Inn at Three Rivers Mall in Kelso, Washington.

      The Operating Partnership, through its consolidated partnership Price Spokane, Limited Partnership, has initiated the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington. The project will be funded by the Company's $200 million unsecured credit facility and is expected to be completed in the third quarter of 2000 which will add approximately 100,000 square feet of additional GLA. Additionally, the Company is currently contemplating the expansion and renovation of several other of its Properties as well as other developments and acquisitions.

      Further, the Properties contain approximately 108 acres of vacant land suitable for additional retail expansion projects. Likewise, the Properties include additional improved land ready for development of approximately 273,100 square feet of free- standing retail space. The Company will seek to expand these and other Properties in its retail portfolio, as well as newly acquired properties, depending on tenant demand and market conditions.

THIRD-PARTY PROPERTY MANAGEMENT

      The Company provides third-party property management for two office buildings, one located in Salt Lake City, Utah, and one in Park City, Utah, five commercial buildings located in Albuquerque, New Mexico, Creve Coeur, Missouri, Dallas, Texas, Escondido, California, Houston, Texas and Silver Lake Plaza, a community center, located in Coeur d'Alene, Idaho. In addition to these arrangements, the Company plans to pursue other property management opportunities. Because property management facilitates an understanding of a property's value and potential for cash flow growth, the Company believes that, in addition to generating property management fees, third-party property management arrangements can be a source of future acquisitions for the Company. For example, the Company was the property manager for Eastridge Mall and Silver Lake Mall prior to their acquisitions by the Company.

EMPLOYEES

      The Operating Partnership, which is managed by the Company as sole general partner, does not have any employees. The Company had approximately 440 full-time employees and approximately 160 part-time employees at December 31, 1999. The Company believes its relationship with its employees is very good. None of the Company's employees are unionized.

ITEM 3.  LEGAL PROCEEDINGS

      The Operating Partnership is not aware of any pending or threatened litigation at this time that will have a materially adverse effect on the Company, the Operating Partnership or any of the Properties or its development parcels.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the limited partners of the Operating Partnership during the fourth quarter period covered by this report.

                                        PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      At December 31, 1999, there was no established public trading market for the Operating Partnership's common units of limited partner interest ("OP Units"), Series A Preferred Units or Series B Preferred Units. As of March 22, 2000, there were 61 holders of OP Units, 1 holder of Series A Preferred Units and 2 holders of Series B Preferred Units.

      The following table sets forth the distributions declared per OP Unit for each of the quarters presented:

                                                                    Distributions
                                                                      Declared
                                                                     Per OP Unit
                                                                   --------------
YEAR ENDED 12/31/98
First Quarter                                                      $         .450
Second Quarter                                                               .450
Third Quarter                                                                .450
Fourth Quarter                                                               .465

YEAR ENDED 12/31/99
First Quarter                                                      $         .465
Second Quarter                                                               .465
Third Quarter                                                                .465
Fourth Quarter                                                               .480

      During 1999 and 1998, the Operating Partnership recorded regular quarterly distributions to common unitholders totaling $39,615,000 and $38,609,000, respectively, or $1.875 and $1.815 per OP Unit, respectively. On behalf of the Operating Partnership, the Board of Directors of the Company has declared a quarterly distribution, payable to holders of OP Units of record as of April 6, 2000, of $.48 per OP Unit which is an amount equivalent to an annual distribution of $1.92 per OP Unit. Future distributions will be determined by the Board of Directors of the Company, the general partner of the Operating Partnership, and will be dependent upon cash available for distribution, financial position and cash requirements of the Company and the Operating Partnership.

      The Operating Partnership makes quarterly distributions to the Series A and Series B preferred unitholders on the last day of each March, June, September and December. For the year ended December 31, 1999, distributions for the Series A Preferred Units and Series B Preferred Units were $768,000 and $3,661,000, respectively.


ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth selected financial and other data for the Operating Partnership for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The historical financial information for all the periods have been derived from the audited historical consolidated financial statements.

      The following selected financial information should be read in conjunction with all of the financial statements included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   SELECTED FINANCIAL DATA
                       (Dollars in thousands except per share amounts)

                                              1999              1998              1997             1996              1995
                                          ------------      ------------     -------------     ------------     --------------
Revenues                                  $    133,565      $    109,069     $      82,973     $     72,949     $       60,950
                                          ------------      ------------     -------------     ------------     --------------
Expenses
Operating Expenses before Interest,
 Depreciation and Amortization                  43,620            36,088            27,434           24,405             20,389
Interest                                        27,769            20,501             9,066            7,776              6,623
Depreciation and Amortization                   25,798            19,543            13,410           11,979             11,528
                                          ------------      ------------     -------------     ------------     --------------
 Total                                          97,187            76,132            49,910           44,160             38,540
                                          ------------      ------------     -------------     ------------     --------------
                                                36,378            32,937            33,063           28,789             22,410

Minority Interest in Income of
 Consolidated Partnerships                        (482)             (421)             (394)            (389)              (421)
Equity in Net Loss of Partnership                   --                --                --               --               (184)
Interest
Gain on Sales of Real Estate                        --             1,096               339               94                918
                                          ------------      ------------     -------------     ------------     --------------
Income Before Extraordinary Item                35,896            33,612            33,008           28,494             22,723
Extraordinary Item - Loss on Early
 Extinguishment of Debt                           (985)               --              (162)              --                 --
                                          ------------      ------------     -------------     ------------     --------------
 Net Income                                     34,911            33,612            32,846           28,494             22,723
Preferred Unit Distribution                     (4,429)               --                --               --                 --
                                          ------------      ------------     -------------     ------------     --------------
Net Income Available to Common            $     30,482      $     33,612     $      32,846     $     28,494     $       22,723
                                          ============      ============     =============     ============     ==============
Unitholders
Basic Earnings Per OP Unit (1):
 Income Before Extraordinary Item         $       1.48      $       1.58     $        1.57     $       1.45     $         1.26
 Extraordinary Item                              (0.04)               --             (0.01)              --                 --
                                          ------------      ------------     -------------     ------------     --------------
 Net Income                               $       1.44      $       1.58     $        1.56     $       1.45     $         1.26
                                          ============      ============     =============     ============     ==============
Diluted Earnings Per OP Unit (1):
 Income Before Extraordinary Item         $       1.48      $       1.57     $        1.55     $       1.44     $         1.26
 Extraordinary Item                              (0.05)               --             (0.01)              --                 --
                                          ------------      ------------     -------------     ------------     --------------
 Net Income                               $       1.43      $       1.57     $        1.54     $       1.44     $         1.26
                                          ============      ============     =============     ============     ==============
Distributions per OP Unit                 $      1.875      $      1.815     $       1.755     $      1.695     $        1.635
                                          ============      ============     =============     ============     ==============

BALANCE SHEET DATA
Real Estate, before Accumulated
Depreciation                              $   876,388       $    815,756     $     619,371     $    453,241     $      388,205
Total Assets                                  776,226            733,155           545,684          381,360            327,061
Borrowings                                    438,241            472,990           283,390          162,375            106,406
Partners' Capital
  General Partner                             182,951            204,384           207,581          172,286            175,604
  Preferred Limited Partner                   104,571                 --                --               --                 --
  Common Limited Partner                       30,471             32,537            33,426           32,380             34,138
OTHER DATA
Funds From Operations (2)                      53,880             50,397            45,028           39,195             32,139
Net Operating Income                           89,945             72,981            55,539           48,544             40,561


                                          NUMBER OF PROPERTIES/TOTAL GLA AT DECEMBER 31,

                                                1999               1998             1997             1996             1995
                                            -------------      ------------     ------------     ------------     -------------
Number of Properties at Year-End                       51                50               48               44                43
                                            =============      ============     ============     ============     =============
Total GLA in Square Feet at Year-End:
Malls                                          10,291,000         9,810,000        7,745,000        5,553,000         5,020,000
Community Centers and
Free-Standing Retail Properties                 3,367,000         3,191,000        3,164,000        3,091,000         3,091,000

Commercial Properties                           1,354,000         1,354,000        1,418,000        1,418,000         1,394,000
                                            -------------      ------------     ------------     ------------     -------------
Total                                          15,012,000        14,355,000       12,327,000       10,062,000         9,505,000
                                            =============      ============     ============     ============     =============

-------------------------
(1)  Basic  Earnings  Per  OP Unit based on 21,238,000, 21,298,000, 21,119,000,
     19,668,000 and 18,037,000 weighted average number of OP Units outstanding for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Diluted Earnings Per OP Unit based on 21,267,000, 21,401,000, 21,285,000, 19,753,000 and 18,103,000 weighted diluted average number of OP Units outstanding for years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively.
(2) The Company, the general partner of the Operating Partnership, considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's or the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion should be read in conjunction with "Selected Financial Data" and the consolidated financial statements of the Operating Partnership and the notes thereto appearing elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in the Intermountain Region, as well as in Oregon, Washington and California. The Company conducts all of its business operations through, and held an 82.2% controlling general partner interest in, the Operating Partnership as of December 31, 1999. The Company's general partner interest of the Operating Partnership was calculated using the outstanding OP Units and excludes any outstanding Series A or Series B Preferred Units. The Operating Partnership's existing portfolio consists of 51 Properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together and two free-standing retail Properties and six mixed-use commercial Properties. The Operating Partnership's financial condition as of December 31, 1999 and 1998 and results of operations before depreciation for the years then ended were positively impacted by the October 20, 1999 opening of the Mall at Sierra Vista, the October 28, 1998 opening of Provo Towne Centre, the August 6, 1998 acquisition of NorthTown Mall, the December 30, 1997 acquisition of Salem Center, the June 1997 acquisitions of Silver Lake Mall and Visalia Mall and
the  August  13,  1997  opening  of Spokane  Valley  Mall.   The  Operating
Partnership's acquisition and development activities added a combined 4,757,000 square feet of Total GLA to the retail portfolio during 1999, 1998 and 1997.

RESULTS OF OPERATIONS

      COMPARISON OF YEAR ENDED DECEMBER  31,  1999  TO  YEAR ENDED DECEMBER 31,
1998

      For the year ended December 31, 1999, income before extraordinary item and minority interest of unitholders in the Operating Partnership increased $2,284,000 or 7% when compared to the year ended December 31, 1998. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $18,381,000; an increase in percentage and overage rents of $415,000; and an increase in recoveries from tenants of $5,693,000. These increases were offset by an increase in operating expenses of $7,320,000, an increase in general and administrative expense of $212,000, an increase in interest expense of $7,268,000 and an increase in depreciation and amortization of $6,255,000.

      For the year ended December 31, 1999, funds from operations increased $3,483,000 or 7% as compared to 1998, primarily as a result of acquisitions and developments as discussed herein.

      Total revenues for the year ended December 31, 1999 increased $24,496,000 or 22% to $133,565,000 as compared to $109,069,000 in 1998. This increase is primarily attributable to a $18,381,000 or 23% increase in minimum rents to $97,829,000 compared to $79,448,000 in 1998. Percentage and overage rents increased $415,000 or 9% to $4,906,000, as compared to $4,491,000 in 1998.
Additionally, recoveries from tenants increased $5,693,000 or 24% to $29,471,000 as compared to $23,778,000 in 1998. Recoveries from tenants as a percentage of operating expenses were 80% in both 1999 and 1998.

      The October 1999 opening at the Mall at Sierra Vista, the August 1998 acquisition of NorthTown Mall, the August 1998 expansion of Boise Towne Square, the October 1998 opening of Provo Towne Centre and the October 1998 addition of Sears to Red Cliffs Mall and Sears Tire and Battery to Red Cliff Plaza
contributed $12,296,000 to the minimum rent increase, $355,000 to the percentage and overage rents increase and $3,833,000 of the increase in recoveries from tenants. Minimum rents increased $1,957,000 from a non-cash transaction in which a consolidated partnership of the Operating Partnership received a building in exchange for cancellation of a long-term ground lease. The remaining $4,128,000 increase in minimum rents was the result of increases experienced for the balance of the Operating Partnership's portfolio of Properties.

      Revenues recognized from straight-line rents were $1,273,000 in 1999 as compared to $931,000 in 1998.

      Property operating expenses, including operating and maintenance expense, and real estate taxes and insurance expense increased $4,819,000 or 27% and $2,501,000 or 21%, respectively, for the year ended December 31, 1999, as compared to 1998. These increases were attributable mainly to the opening of the Mall at Sierra Vista, the acquisition of NorthTown Mall, the opening of Provo Towne Centre and the expansion of Boise Towne Square. These Properties contributed $3,708,000 to operating and maintenance expense and $1,565,000 to taxes and insurance.

      General and administrative expenses increased $212,000 or 3% to $6,618,000 in 1999 as compared to $6,406,000 in 1998. The increase is primarily related to increased costs associated with the growth of the Company due to the acquisition of NorthTown Mall and the openings of developed Properties.

      Interest expense increased $7,268,000 or 35% to $27,769,000 in 1999 as compared to $20,501,000 in 1998. This increase is the result of additional interest on new borrowings for newly added GLA, the acquisition of NorthTown Mall and a decrease in capitalized interest due to completed GLA and was partially offset by the reduction of borrowings outstanding, funded by the sale of the Series A Preferred Units and the Series B Preferred Units by the Operating Partnership. Interest capitalized on projects under development was $2,404,000 in 1999 as compared to $3,754,000 in 1998.

      Depreciation expense increased $6,208,000 or 36% to $23,514,000 as compared to $17,306,000 in 1998. This increase was primarily due to the acquisition of NorthTown Mall, changes in asset lives on certain tenant improvements as a result of early lease terminations and increased GLA.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

      For the year ended December 31, 1998, income before extraordinary item and minority interest of unitholders in the Operating Partnership increased $604,000 or 2% when compared to the year ended December 31, 1997. The improvement in operations was primarily attributable to the following factors: an increase in minimum rents of $19,824,000; an increase in percentage and overage rents of $595,000; an increase in recoveries from tenants of $5,579,000; and an increase in other revenues of $240,000. These increases were offset by an increase in operating expenses of $7,695,000, an increase in general and administrative expense of $959,000, an increase in interest expense of $11,435,000 and an increase in depreciation and amortization of $6,133,000.

      For the year ended December 31, 1998, funds from operations increased $5,369,000 or 12% as compared to 1997 primarily as a result of acquisitions and developments as discussed herein.

      Total revenues for the year ended December 31, 1998 increased $26,096,000 or 31% to $109,069,000 as compared to $82,973,000 in 1997. This increase is primarily attributable to a $19,824,000 or 33% increase in minimum rents to $79,448,000 in 1998 as compared to $59,624,000 in 1997. Percentage and overage rents increased $595,000 or 15% to $4,491,000 in 1998 as compared to $3,896,000 in 1997. Additionally, recoveries from tenants increased $5,579,000 or 31% to $23,778,000 in 1998 as compared to $18,199,000 in 1997 and other income increased $240,000. Recoveries from tenants as a percentage of operating expenses were 80% in 1998 as compared to 83% in 1997.

      The June 1997 acquisitions of Silver Lake Mall and Visalia Mall, the August 13, 1997 opening of Spokane Valley Mall, the December 30, 1997 acquisition of Salem Center, the August 6, 1998 acquisition of NorthTown Mall and the October 28, 1998 opening of Provo Towne Centre contributed $15,371,000 to the minimum rent increase, $887,000 to the percentage and overage rents increase and $4,971,000 of the increase in recoveries from tenants. The November 1997 opening of Boise Towne Plaza contributed $1,100,000 to the minimum rent increase and $139,000 to the increase in recoveries from tenants. Commercial property revenues increased $950,000 to $8,299,000 in 1998 as compared to $7,349,000 in 1997. The increase in commercial properties revenue was primarily due to new tenant leases with higher tenant recoveries offset somewhat by decreased occupancy levels.

      Revenues recognized from straight-line rents were $931,000 in 1998 as compared to $505,000 in 1997.

      Property operating expenses, including operating and maintenance expense, and real estate taxes and insurance expense increased $4,601,000 or 34% and $3,094,000 or 36%, respectively, for the year ended December 31, 1998 as compared to 1997. These increases were attributable to the acquisitions of NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall and the opening of Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre. These Properties contributed $4,570,000 to operating and maintenance expense and $2,487,000 to taxes and insurance.

      General  and  administrative  expenses   increased  $959,000  or  18%  to
$6,406,000 in 1998 as compared to $5,447,000 in 1997. The increase is primarily related to increased costs associated with the growth of the Company due to the acquisitions of NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall and the opening of Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre.

      Interest expense increased $11,435,000 or 126% to $20,501,000 in 1998 as compared to $9,066,000 in 1997. This increase is the result of additional interest on new borrowings to acquire NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall and on borrowings related to Spokane Valley Mall and Provo Towne Centre. Interest capitalized on projects under development was $3,754,000 in 1998 as compared to $3,509,000 in 1997.

      Depreciation expense increased $5,504,000 or 47% to $17,306,000 in 1998 as compared to $11,802,000 in 1997. This increase was primarily due to the acquisition of NorthTown Mall, Salem Center, Silver Lake Mall and Visalia Mall, the opening of Spokane Valley Mall, Boise Towne Plaza and Provo Towne Centre and tenant allowances given on existing GLA.

LIQUIDITY AND CAPITAL RESOURCES

      The Operating Partnership's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, development, expansion and renovation programs and debt repayment. The Operating Partnership declared quarterly distributions aggregating $1.875 per OP Unit in 1999. Future distributions will be determined based on actual results of operations and cash available for distribution.

      The Operating Partnership's principal source of liquidity is the cash flow from operations generated from its real estate investments. As of December 31, 1999, the Operating Partnership's cash and restricted cash amounted to approximately $10.9 million. In addition to its cash and restricted cash, unused capacity under its $200 million unsecured credit facility totaled $99.5 million at year end.

      The Operating Partnership generally intends to distribute approximately 70% to 80% of its funds from operations with the remaining amounts to be held for capital expenditures and additional growth. The Operating Partnership expects to meet its other short-term cash requirements, including recurring capital expenditures related to maintenance and improvements of existing
Properties, through undistributed funds from operations, cash balances and advances under the credit facility.

      The Operating Partnership prepares an annual capital expenditure and maintenance budget for each Property which includes provisions for all necessary recurring capital improvements. The Operating Partnership believes that its undistributed funds from operations will provide the necessary funding for these requirements. The Operating Partnership believes that these funds will be sufficient to cover (i) tenant finish costs associated with the renewal or replacement of current tenant leases as existing leases expire and (ii) capital expenditures which will not be reimbursed by tenants. During 1999, the Operating Partnership had capital expenditures, totaling approximately $64,869,000. This amount consists of $56,801,000 in revenue enhancing construction and development, $4,793,000 in revenue enhancing tenant allowances, $1,782,000 in non-revenue enhancing tenant allowances and $658,000 in other non-revenue enhancing capital expenditures. The Operating Partnership also paid $835,000 in leasing commissions to outside parties. Of this amount, $125,000 was considered revenue enhancing and $710,000 was considered non-revenue enhancing. Exclusive of construction and development, capital expenditures (both revenue and non-revenue enhancing) for the existing Properties are budgeted in 2000 to be approximately $7.8 million.

      The Operating Partnership's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At December 31, 1999, the Operating Partnership's total outstanding indebtedness was approximately $438.2 million. Such indebtedness included: (i) the outstanding balance on the $200 million unsecured credit facility which equaled approximately $91 million at December 31, 1999 and is due October 2000; (ii) the $12.2 million 8.5% note secured by real estate, which requires a balloon payment of approximately $11.9 million in October 2000; (iii) the $61.2 million 6.37% notes secured by real estate which mature in January 2001; (iv) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (v) the Spokane Valley Mall construction loan of approximately $41.6 million which is due in August 2001;
(vi) the $100 million senior notes principal payable at $25 million a year beginning March 2005; and (vii) the $83.4 million 6.68% first mortgage, which requires a balloon payment of approximately $73.0 million in September 2008.

      The Operating Partnership is also contemplating the expansion and renovation of several of its existing Properties and additional development projects and acquisitions as a means to expand its portfolio. The Operating Partnership does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these amounts primarily through advances under the $200 million unsecured credit facility, together with equity and debt offerings and individual property financings. The availability of such financing will influence the Operating Partnership's decision to proceed with, and the pace of its development and acquisition activities.

      On April 23, 1999, the Operating  Partnership  issued  510,000  Series  A
Preferred Units in a private placement. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the $200 million unsecured credit facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% Preferred Units in a private placement. Each Series B Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used the proceeds of approximately $92 million to repay $90 million in borrowings outstanding under the $200 million unsecured credit facility and increase operating cash. Quarterly distributions to the holders of the Series A and Series B Preferred Units are due on the last day of each March, June, September and December.

      On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, allowed for up to an aggregate of $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, the Operating Partnership under this registration statement, issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement, making the effective rate of interest on these notes at 7.24%. Interest payments are due semi annually on March 11 and September 11 of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the $200 million unsecured credit facility. At December 31, 1999, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

      The Operating Partnership intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from its $200 million unsecured credit facility as well as other debt and equity financings, including public financings. The Operating Partnership's ratio of debt-to-total market capitalization was approximately 50% as of December 31, 1999.

      The  Company  believes  that to facilitate a clear understanding  of  the
Operating Partnership's consolidated historical operating results, the Operating Partnership's net income should be examined in conjunction with funds from operations. The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by NAREIT as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs.

      The Operating Partnership's calculation of FFO is as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                        1999                  1998
                                                                   --------------         -------------
                                                                           (DOLLARS IN THOUSANDS)
Income Before Minority Interest, Gain on Sales
 of Real Estate and Extraordinary Item                             $       36,378         $      32,937
 Add: Depreciation of Buildings & Improvements                             23,395                17,072
 Add: Amortization of Deferred Leasing Costs                                  632                   665
 Less: Minority Interest of the Preferred Unitholders                      (4,429)                   --
 Less: Minority Interest in Income of Consolidated Partnerships              (349)                 (277)
 Less:  Minority Interest in Depreciation                                    (769)                   --
 Less:  Income from One-Time, Lease Termination Settlement
  Net of Minority Interest of $979                                           (978)                   --
                                                                    -------------         -------------
 Funds From Operations                                              $      53,880         $      50,397
                                                                    =============         =============

YEAR 2000 ISSUES

      In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the Year 2000 ("Y2K") issue. If this situation were to occur, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt the Operating Partnership's operations.

      The Operating Partnership developed a comprehensive strategy for updating
its  systems  for  Y2K  compliance.   The  Operating Partnership's  information
technology ("IT") systems include software and  hardware purchased from outside
vendors, as well as in-house developed software.   The Operating Partnership is
confident that vendor developed software and hardware has been made Y2K compliant through installing and compliance testing vendor provided Y2K updates. In-house developed software has been identified, assessed and tested. As of the date of this report, the Operating Partnership has not experienced any significant failures in its IT system as a result of the date change to the year 2000.

      The Operating Partnership believes that the identification of its non-IT systems which may be impacted by the Y2K problem, including those relating to property management (e.g. alarm systems and HVAC systems) has been completed, and that modifications, validation and implementation are complete. The Operating Partnership did not experience any problems in this area when the year changed to 2000 and we do not anticipate any future problems.

      As of December 31, 1999, the Operating Partnership has spent an aggregate of approximately $131,000 to address the Y2K issue. Costs included incremental salary and fringe benefits for personnel, hardware and software costs and consulting and travel expenses associated with addressing Y2K issues. These costs were expensed as incurred or, in the case of equipment or software replacement, were capitalized and depreciated over the expected useful life. The Operating Partnership believes additional costs related to the Y2K issues will not be material.

      The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, the Operating Partnership anticipates that transactions could be processed manually while IT and other systems are repaired or updated and that such interruptions would have a minor effect on the Operating Partnership's operations.

INFLATION

      Inflation has remained relatively low during the past three years and has had minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the retail tenants' leases contain provisions designed to protect the Operating Partnership from the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rents during the terms of the leases. In addition, many of the leases are for terms less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rents if rents of the existing leases are below then-existing market rates. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

      However, inflation may have a negative impact on some of the Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with specified rent increases, inflation may have a negative effect as the specified rent increases in these leases could be lower than the increase in the inflation rate at any given time.

OTHER MATTERS

      The Operating Partnership has reviewed all recently issued, but not yet adopted accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Operating Partnership. Based on that review, the Operating Partnership believes that none of these pronouncements will have a significant effect on current or future results of operations or financial position.

      The statements contained in this Annual Report on Form 10-K that are not purely historical fact are forward looking statements including statements
regarding   the   Operating  Partnership's  expectations,  budgets,  estimates, contemplations and Y2K compliance. All forward looking statements included in this document are based on information available to the Operating Partnership on the date hereof, and the Operating Partnership assumes no obligation to update any such forward looking statements. It is important to note that the Operating Partnership's actual results could differ materially from those in
such  forward  looking  statements.   Certain factors  that  might  cause  such
differences include those relating to changes in economic climate, local conditions, law and regulations, the relative illiquidity of real property
investments,   the   potential  bankruptcy  of  tenants  and  the  development,
redevelopment  or  expansion   of   Properties   and   unexpected  developments
surrounding the Y2K issues.


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

      The Operating Partnership uses long-term and medium-term debt as a source of capital. At December 31, 1999, the Operating Partnership had approximately $261,849,000 in outstanding fixed rate debt, consisting of $100,000,000 unsecured senior notes and $161,849,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 7.0% for the year ended December 31, 1999. When debt instruments of this type mature, the Operating Partnership typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Operating Partnership may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Operating Partnership has approximately $12,211,000 in fixed rate debt maturing in 2000.

      The Operating Partnership's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Operating Partnership's interest expense. At December 31, 1999, the Operating Partnership had approximately $176,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 6.8% for the year ended December 31, 1999. If the interest rate for the Operating Partnership's variable rate debt increased or decreased by 1% during 2000, the Operating Partnership's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,764,000.

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


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Operating Partnership does not have any directors or executive officers. The Company, as the sole general partner of the Operating Partnership, controls the day-to-day operations of the Operating Partnership. Information regarding (i) the Company's Directors appears under the appropriate caption in the Company's proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A and
(ii) the Company's Executive Officers appears in Item 4A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Operating Partnership does not have any equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and, therefore, is not required to provide the information requested by Item 405 of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION

      The Operating Partnership does not have any directors or executive officers. The Company, as the sole general partner of the Operating Partnership, controls the day-to-day operations of the Operating Partnership. Information regarding executive compensation of the Company's Executive Officers appears under the appropriate caption in the Company's proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.


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

      (c) Exhibits

                                       EXHIBIT INDEX

                                        DESCRIPTION
                                        -----------

EXHIBIT                                                                                                             PAGE
NUMBER                                                                                                              NUMBER
------                                                                                                              ------
4.1                            Form of Debt Security (4.6)*
4.2                            Indenture, dated March 11, 1998, by and between the Operating Partnership and The
                               Chase Manhattan Bank as trustee (4.8)*
4.3                            First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                               Partnership and The Chase Manhattan Bank as Trustee (4.9)*
10.1                           Second Amended and Restated Agreement of Limited Partnership of Price Development
                               Company, Limited Partnership**
10.2                           Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.3                           Loan Agreements related to Mortgage Debt and related documents (10(c))***
                i)             Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of
                               Price Financing Partnership, L.P.
                ii)            Intentionally Omitted
                iii)           Indenture between Price Capital Corp. and a Trustee
                iv)            Limited Guarantee Agreement (Guarantee of Collection) for outside investors
                v)             Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
                vi)            Cash Collateral Account Security, Pledge and Assignment Agreement among Price
                               Financing Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
                vii)           Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                               Partnership, L.P.
                viii)          Management and Leasing Agreement among Price Financing Partnership, L.P. and Price
                               Development Company, Limited Partnership
                ix)            Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6                           Registration Rights Agreement among the Company and the Limited Partners of Price
                               Development Company, Limited Partnership (10(g))***
10.7                           Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
                               Company and the Limited Partners of Price Development Company, Limited
                               Partnership***
10.8                           Exchange Agreement among the Company and the Limited Partners of Price Development
                               Company, Limited Partnership (10(h))***
10.10                          Amendment to Groundlease between Price Development Company and Alvin Malstrom as
                               Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400)
                               (10(j))***
10.11                          Lease Agreement between The Corporation of the President of the Church of Jesus
                               Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                               1979.  (Groundlease for Anaheim Plaza) (10(k))***
10.12                          Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July
                               26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                               (10(l))***
10.13                          Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and
                               dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont)
                               (10(m))***
10.14                          Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15                          First Amendment to Second Amended and Restated Agreement of Limited Partnership of
                               Price Development Company, Limited Partnership**
10.16                          Second Amendment to Second Amended and Restated Agreement of Limited Partnership of
                               Price Development Company, Limited Partnership**
10.17                          Third Amendment to Second Amended and Restated Agreement of Limited Partnership of
                               Price Development Company, Limited Partnership****
10.18                          Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                               Price Development Company, Limited Partnership
23.                            Consent of Independent Accountants
27.                            Financial Data Schedule

---------------------------
* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
*** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
****Documents  were previously filed with the Operating Partnership's Quarterly
    Report on Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.

ITEM 14A.SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

      No annual report to security holders or any proxy statement, form of proxy or other proxy soliciting material will be sent by the Registrant to security holders.

                                      SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                                                By:   JP Realty, Inc., as a General Partner



                                                By:    /s/ John Price
                                                       --------------------------
                                                       John Price
Date:  March 24, 2000                                  Chairman of the Board of Directors
                                                       and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 NAME                                                      TITLE                                  DATE

/s/ John Price
---------------------------                                Chairman of the Board of Directors,    March 24, 2000
    John Price                                             Chief Executive Officer, Director
                                                           (Principal Executive Officer) of JP
                                                           Realty, Inc. a General Partner

/s/ G. Rex Frazier
---------------------------                                President and Chief Operating Officer, March 24, 2000
     G. Rex Frazier                                        Director of JP Realty, Inc., a General
                                                           Partner

/s/ M. Scott Collins
---------------------------                                Vice President-Chief Financial Officer March 24, 2000
     M. Scott Collins                                      and Treasurer (Principal Financial and
                                                           Accounting Officer) of JP Realty,
                                                           Inc., a General Partner

/s/ Warren P. King
---------------------------                                Director of JP Realty, Inc., a General March 24, 2000
     Warren P. King                                        Partner


/s/ Sam W. Souvall
---------------------------                                Director of JP Realty, Inc., a General March 24, 2000
     Sam W. Souvall                                        Partner

                                     EXHIBIT INDEX

                                      DESCRIPTION
                                      -----------

EXHIBIT                                                                                                             PAGE
NUMBER                                                                                                              NUMBER
------                                                                                                              ------
4.1                       Form of Debt Security (4.6)*
4.2                       Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                          Manhattan Bank as trustee (4.8)*
4.3                       First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                          Partnership and The Chase Manhattan Bank as Trustee (4.9)*
10.1                      Second Amended and Restated Agreement of Limited Partnership of Price Development
                          Company, Limited Partnership**
10.2                      Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.3                      Loan Agreements related to Mortgage Debt and related documents (10(c))***
              i)          Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price
                          Financing Partnership, L.P.
              ii)         Intentionally Omitted
              iii)        Indenture between Price Capital Corp. and a Trustee
              iv)         Limited Guarantee Agreement (Guarantee of Collection) for outside investors
              v)          Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
              vi)         Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing
                          Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
              vii)        Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                          Partnership, L.P.
              viii)       Management and Leasing Agreement among Price Financing Partnership, L.P. and Price
                          Development Company, Limited Partnership
              ix)         Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6                      Registration Rights Agreement among the Company and the Limited Partners of Price
                          Development Company, Limited Partnership (10(g))***
10.7                      Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
10.8                      Exchange Agreement among the Company and the Limited Partners of Price Development
                          Company, Limited Partnership (10(h))***
10.10                     Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee
                          and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))***
10.11                     Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                          Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.
                          (Groundlease for Anaheim Plaza) (10(k))***
10.12                     Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26,
                          1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                          (10(l))***
10.13                     Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
                          August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))***
10.14                     Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15                     First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                          Development Company, Limited Partnership**
10.16                     Second Amendment to Second Amended and restated Agreement of Limited Partnership of Price
                          Development Company, Limited Partnership**
10.17                     Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                          Development Company, Limited Partnership****
10.18                     Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                          Development Company, Limited Partnership
23.                       Consent of Independent Accountants
27.                       Financial Data Schedule

* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
**Documents were previously filed  with  the  Operating Partnership's Quarterly
  Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
*** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
**** Documents were previously filed with the Operating Partnership's Quarterly
     Report on Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.

                             INDEX TO FINANCIAL STATEMENTS



PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP                         PAGE
Report of Independent Accountants                                       F-2

Consolidated Balance Sheet as of December 31, 1999 and 1998             F-3

Consolidated Statement of Operations for the years ended
 December 31, 1999, 1998 and 1997                                       F-4

Consolidated Statement of Partners' Capital                             F-5

Consolidated Statement of Cash Flows for the years ended
 December 31, 1999, 1998 and 1997                                       F-6

Notes to Consolidated Financial Statements                              F-7

Schedule II - Valuation and Qualifying Accounts                        F-20

Schedule III - Real Estate and Accumulated Depreciation                F-21

                         REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners
of Price Development Company, Limited Partnership

  In our opinion, the consolidated financial statements and schedules listed in the accompanying index, present fairly, in all material respects, the financial position of Price Development Company, Limited Partnership and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PricewaterhouseCoopers LLP
---------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 2, 2000

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1999            1998
                                                                  ---------------   --------------
ASSETS
Real Estate Assets
  Land                                                            $       105,959   $      102,921
  Buildings                                                               752,040          684,762
                                                                  ---------------   --------------
                                                                          857,999          787,683
 Less: Accumulated Depreciation                                          (135,027)        (114,136)
                                                                  ---------------   --------------
    Operating Real Estate Assets                                          722,972          673,547
 Real Estate Under Development                                             18,389           28,073
                                                                  ---------------   --------------
    Net Real Estate Assets                                                741,361          701,620
 Cash                                                                       7,767            5,123
 Restricted Cash                                                            3,149            3,605
 Accounts Receivable, Net                                                  10,368            9,713
 Deferred Charges, Net                                                      7,526            8,570
 Other Assets                                                               6,055            4,524
                                                                  ---------------   --------------
                                                                  $       776,226   $      733,155
                                                                  ===============   ==============

LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                        $       438,241   $      472,990
Accounts Payable and Accrued Expenses                                      16,716           20,411
Other Liabilities                                                             847              798
                                                                  ---------------    -------------
                                                                          455,804          494,199
                                                                  ---------------    -------------
Minority Interest                                                           2,429            2,035
                                                                  ---------------    -------------

Commitments and Contingencies

PARTNERS' CAPITAL
General Partner                                                           182,951          204,384
Preferred Limited Partners                                                104,571               --
Common Limited Partners                                                    30,471           32,537
                                                                  ---------------   --------------
                                                                          317,993          236,921
                                                                  ---------------   --------------
                                                                  $       776,226   $      733,155
                                                                  ===============   ==============


             See accompanying notes to consolidated financial statements.

                       PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                           CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS - EXCEPT PER PARTNERSHIP UNIT AMOUNTS)


                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                               1999                    1998                   1997
                                                          ---------------         --------------         ---------------
REVENUES
Minimum Rents                                             $        97,829         $       79,448         $        59,624
Percentage and Overage Rents                                        4,906                  4,491                   3,896
Recoveries from Tenants                                            29,471                 23,778                  18,199
Interest                                                              637                    404                     546
Other                                                                 722                    948                     708
                                                          ---------------         --------------         ---------------
                                                                  133,565                109,069                  82,973
                                                          ---------------         --------------         ---------------
EXPENSES
Operating and Maintenance                                          22,142                 17,366                  12,990
Real Estate Taxes and Insurance                                    14,141                 11,640                   8,546
Advertising and Promotions                                            719                    676                     451
General and Administrative                                          6,618                  6,406                   5,447
Depreciation                                                       23,514                 17,306                  11,802
Amortization of Deferred Financing Costs                            1,652                  1,572                     969
Amortization of Deferred Leasing Costs                                632                    665                     639
Interest                                                           27,769                 20,501                   9,066
                                                          ---------------         --------------         ---------------
                                                                   97,187                 76,132                  49,910
                                                          ---------------         --------------         ---------------
                                                                   36,378                 32,937                  33,063

Minority Interest Income of Consolidated Partnerships                (482)                  (421)                   (394)
Gain on Sales of Real Estate                                           --                  1,096                     339
                                                          ---------------         --------------         ---------------
Income Before Extraordinary Item                                   35,896                 33,612                  33,008
Extraordinary Item - Loss on Early
 Extinguishment of Debt                                              (985)                    --                    (162)
                                                          ---------------         --------------         ---------------
Net Income                                                         34,911                 33,612                  32,846
Preferred Unit Distribution                                        (4,429)                    --                      --
                                                          ---------------         --------------         ---------------
Net Income Available to Common Unitholders                $        30,482         $       33,612         $        32,846
                                                          ===============         ==============         ===============

Basic Earnings Per Partnership Common Unit:
 Income Before Extraordinary Item                         $          1.48         $         1.58         $          1.57
 Extraordinary Item                                                 (0.04)                    --                   (0.01)
                                                          ---------------         --------------         ---------------
 Net Income                                               $          1.44         $         1.58         $          1.56
                                                          ===============         ==============         ===============

Diluted Earnings Per Partnership Common Unit:
 Income Before Extraordinary Item                         $          1.48         $         1.57         $          1.55
 Extraordinary Item                                                 (0.05)                    --                   (0.01)
                                                          ---------------         --------------         ---------------
 Net Income                                               $          1.43         $         1.57         $          1.54
                                                          ===============         ==============         ===============



             See accompanying notes to consolidated financial statements.

                      PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                  (DOLLARS IN THOUSANDS)


                                                                     PREFERRED         COMMON
                                                    GENERAL           LIMITED          LIMITED
                                                    PARTNER           PARTNERS        PARTNERS           Total
                                                 -----------        -----------      -----------      ----------
Partners' Capital at December 31, 1996           $   172,286        $        --      $    32,380      $  204,666
Units Issued for Proceeds from Sale of
Common Stock                                          38,632                 --               --          38,632
Units Issued Upon Exercise of Stock Options              220                 --               --             220
Conversion of Limited Partners' Interests                 40                 --              (40)             --
Units Issued for Acquisition                              --                 --            1,863           1,863
Common Unit Distributions                            (30,797)                --           (6,423)        (37,220)
Net Income                                            27,200                 --            5,646          32,846
                                                 -----------        -----------      -----------      ----------

Partners' Capital at December 31, 1997               207,581                 --           33,426         241,007
Units Issued Upon Exercise of Common Stock               911                 --               --             911
Conversion of Limited Partners' Interest                   3                 --               (3)             --
Common Unit Distributions                            (31,916)                --           (6,693)        (38,609)
Net Income                                            27,805                 --            5,807          33,612
                                                 -----------        -----------      -----------      ----------

Partners' Capital at December 31, 1998                204,384                 --           32,537         236,921
Conversion of Limited Partners' Interest                 437                 --             (437)             --
Preferred Units Issued                                    --            104,571               --         104,571
Common Unit Distributions                            (32,719)                --           (6,896)        (39,615)
Net Income                                            25,215              4,429            5,267          34,911
Preferred Unit Distributions                              --             (4,429)              --          (4,429)
Repurchase of Common Units                           (14,366)                --               --         (14,366)
                                                 -----------        -----------      -----------      ----------

Partners Capital at December 31, 1999            $   182,951        $   104,571      $    30,471      $  317,993
                                                 ===========        ===========      ===========      ==========


             See accompanying notes to consolidated financial statements.

                      PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)



                                                                               FOR THE YEARS ENDED DECEMBER 31
                                                                ------------------------------------------------------------
                                                                     1999                   1998                   1997
                                                                -------------          --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $      34,911          $       33,612         $       32,846
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
 Extraordinary Item                                                       985                      --                    162
 Depreciation                                                          23,514                  17,306                 11,802
 Amortization                                                           2,284                   2,237                  1,608
 Minority Interest in Income of Consolidated Partnerships                 482                     421                    394
 Gain on Sales of Real Estate                                              --                  (1,096)                  (339)
 Real Estate Received due to Lease Termination                         (1,957)                     --                     --
 Increase in Accounts Receivable, Net                                    (698)                 (4,112)                (2,261)
 Increase in Deferred Charges                                            (926)                   (927)                (1,290)
(Decrease) Increase in Accounts Payable and Accrued Expenses           (6,647)                  3,739                  3,368
 Increase in Other Assets                                              (1,793)                 (1,129)                (1,917)
                                                                -------------          --------------         --------------
   Net Cash Provided by Operating Activities                           50,155                  50,051                 44,373
                                                                -------------          --------------         --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired                            (57,993)               (200,022)              (137,560)
 Proceeds from Sales of Real Estate                                        --                   1,289                    469
 Decrease (Increase) in Restricted Cash                                   456                  (1,140)                   (93)
                                                                -------------          --------------         --------------
   Net Cash Used in Investing Activities                              (57,537)               (199,873)              (137,184)
                                                                -------------          --------------         --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Borrowings                                             125,842                 289,384                219,088
 Penalty Paid on Early Retirement of Debt                                (527)                     --                     --
 Repayment of Borrowings                                             (160,591)                (99,784)              (123,320)
 Deferred Financing Costs                                                (771)                 (2,344)                (1,503)
 Net Proceeds from Sale of Partnership Common Units                        --                     923                 38,865
 Proceeds from Issuance of Preferred Units                            104,571                      --                     --
 Distributions to Preferred Unitholders                                (4,429)                     --                     --
 Capital Contribution by Minority Partner                                  --                      --                  1,000
 Distributions Paid to Partners                                       (39,615)                (38,609)               (37,220)
 Distributions Paid to Minority Interest                                  (88)                   (228)                  (246)
 Repurchase of Common Units                                           (14,366)                     --                     --
                                                                -------------          --------------         --------------
   Net Cash Provided by Financing Activities                           10,026                 149,342                 96,664
                                                                -------------          --------------         --------------
Net Increase (Decrease) in Cash                                         2,644                    (480)                 3,853
Cash, Beginning of Period                                               5,123                   5,603                  1,750
                                                                -------------          --------------         --------------
Cash, End of Period                                             $       7,767          $        5,123         $        5,603
                                                                =============          ==============         ==============



             See accompanying notes to consolidated financial statements.

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

1.    BUSINESS AND BASIS OF PRESENTATION

BUSINESS

      Price Development Company, Limited Partnership (the "Operating Partnership"), a Maryland Limited Partnership, is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The Operating Partnership's general partner, JP Realty, Inc. (the "Company"), a Maryland Corporation, is a real estate investment trust ("REIT") as defined by the Internal Revenue Code and owns an interest in and conducts its business activities through the Operating Partnership. The Company owned an 82.2 and
82.7 percent general partnership interest in the Operating Partnership at December 31, 1999 and 1998, respectively. The Operating Partnership owns a portfolio of 51 properties ("Properties" or "Property") consisting of 18 enclosed regional malls, 25 community centers, two free-standing retail Properties and six mixed-use commercial Properties located in the Western United States. The tenant base includes primarily national, regional and local retailers; as such, the Company's credit risk is concentrated in the retail industry.

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the Operating Partnership and all controlled affiliates.

      The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REAL ESTATE ASSETS

      Real estate assets are stated at cost less accumulated depreciation. At each balance sheet date, the Operating Partnership reviews recorded book values of real estate assets for possible impairment based upon expectations of future nondiscounted cash flows (excluding interest) from each property. There have been no impairments as of December 31, 1999.

      Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest and real estate taxes incurred during the development and construction periods are also capitalized.

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

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

      On April 1, 1998, the Company stopped accruing revenues for percentage and overage rents based upon the adoption of Emerging Issues Task Force Issue 98-9. On January 1, 1999, the Company started accruing these revenues again on a straight-line basis and continued to do so through December 31, 1999. Beginning January 1, 2000, the Company will stop accruing revenues for Percentage and Overage Rents based upon recent accounting guidance issued by Staff Accounting Bulletin No. 101 "Revenue Recognition". The cumulative effect of adopting this new guidance will not be material to the first quarter of 2000.

      An allowance for doubtful accounts has been provided against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the accompanying consolidated balance sheet are shown net of allowance for doubtful accounts of $1,217 and $741 as of December 31, 1999 and 1998, respectively.

RESTRICTED CASH

      Restricted cash is held under terms of loan agreements to be used for certain capital expenditures, property tax payments and funds held in reserve by a trustee for principal and interest.

DEFERRED CHARGES

      Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis, which amounts, for deferred financing fees, approximate those amortized using the effective interest method, over the terms of the respective agreements. Deferred charges in the accompanying consolidated balance sheet are shown net of accumulated amortization of $8,335 and $6,981 as of December 31, 1999 and 1998, respectively.

INCOME TAXES

      Income taxes have not been provided in the accompanying financial statements as the tax effects of the Operating Partnership's operations accrue directly to the partners.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Operating Partnership beginning January 1, 2001. The Operating Partnership did not hold any derivative instruments at December 31, 1999.


3.    ACQUISITION AND DEVELOPMENTS (GLA AMOUNT UNAUDITED)

ACQUISITION

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

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

3.    ACQUISITION AND DEVELOPMENTS (GLA AMOUNTS UNAUDITED) (CONTINUED)

DEVELOPMENTS

      The Operating Partnership, through its consolidated partnership Price Spokane, Limited Partnership, has initiated the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington. The project is expected to be completed in the third quarter of 2000 and will add approximately 100,000 square feet of gross leasable area (Company-owned leasable area within the Company's properties ("GLA")). At December 31, 1999, the Operating Partnership had expended approximately $10,828 for expansion costs and anticipates expending an additional $9,408 to complete the project.

      The Operating Partnership developed the Mall at Sierra Vista, an enclosed regional mall in Sierra Vista, Arizona. The mall held its grand opening on October 20, 1999 and added approximately 335,000 square feet of total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's properties ("Total GLA")). At December 31, 1999, the Operating Partnership had cumulative expenditures of $17,728 for development costs and had leased approximately 94% of the mall.

      The Operating Partnership developed Provo Towne Centre, an enclosed regional mall in Provo, Utah through its consolidated partnership Provo Mall Development Company, LTD. The mall held it's grand opening on October 28, 1998 and added approximately 723,000 square feet of Total GLA as of December 31, 1998. On November 11, 1999, Provo Towne Centre held a grand opening for its newly developed sixteen-screen Cinemark Theater which added approximately 74,000 square feet of additional GLA. At December 31, 1999, the Operating Partnership had cumulative expenditures of approximately $76,896 for development costs and had leased approximately 96% of the mall.

      During 1999, the Operating Partnership developed an additional building at Halsey Crossing, a community center in Gresham, Oregon. During 1999 the Operating Partnership had expended approximately $790 for development costs and added approximately 16,300 square feet of GLA to the community center.

      In August 1998, the Company completed an expansion at Boise Towne Square in Boise, Idaho adding 294,804 square feet of Total GLA. Dillard's was added as a new anchor with approximately 186,500 square feet of Total GLA, The Bon March<e'> expanded its space by 44,900 square feet of GLA and approximately 63,400 square feet of additional shop GLA was added.

      The Company has added Sears as a fourth anchor tenant at Red Cliffs Mall in St. George, Utah. The Sears store opened in October 1998 and added approximately 70,400 square feet of GLA to Red Cliffs Mall and a Sears Tire and Battery shop added approximately 9,600 square feet of GLA at Red Cliffs Plaza.

      The first phase of construction at Boise Towne Plaza in Boise, Idaho opened in November 1997, adding 76,414 square feet of retail space. The Company added approximately 15,000 square feet of GLA at Boise Towne Plaza in March 1998. During 1999, approximately 18,000 square feet of GLA was developed at Boise Towne Plaza. At December 31, 1999, Total GLA for the plaza was approximately 109,500 square feet.

      The Operating Partnership, through its consolidated partnership Spokane Mall Development Company, Limited Partnership, completed the development of Spokane Valley Mall located in Spokane, Washington and held a grand opening on August 13, 1997. Additional activities included the development of two freestanding pads during 1999 and two freestanding pads during 1998, which included a Sears Tire and Battery Shop, a Pier 1 Imports, an Outback Steakhouse and a Red Robin. The partnership had cumulative expenditures of approximately $65,886 for the mall. At December 31, 1999, the mall contained approximately 724,000 square feet of Total GLA and was approximately 93% leased.

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

4.    BORROWINGS

                                                                                        DECEMBER 31,
                                                                         -----------------------------------------
                                                                              1999                       1998
                                                                         -------------               -------------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008               $     100,000               $     100,000
Credit Facility, unsecured; weighted average interest at 6.10%
 during 1999 and 6.43% during 1998, due in 2000                                 91,000                     100,800
Mortgage payable, secured by real estate; interest at 6.68%,
 due in 2008                                                                    83,382                      84,277
Notes, secured by real estate; interest at 6.37%, due in 2001                   61,223                      95,000
Construction loan, secured by real estate; interest at 7.63%
 and 7.08% as of December 31, 1999 and 1998, respectively, due in 2001          43,792                      27,550
Construction loan, secured by real estate; interest at 7.69%
 and 6.81% as of December 31, 1999 and 1998, respectively, due in 2001          41,600                      47,505
Mortgage payable, secured by real estate; interest at 8.5%,
 due in 2000                                                                    12,165                      12,510
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99%, maturing 2000 to 2095                                       5,079                       5,348
                                                                         -------------                ------------
                                                                         $     438,241                $    472,990
                                                                         =============                ============

CREDIT FACILITY

  On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Credit Facility") from a group of banks. On December 18, 1997, the amount was increased to $200,000. The facility has a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank group. The facility is used for general corporate purposes including stock repurchase, development, working capital, repayment of indebtedness and/or amortization payments. The facility contains restrictive covenants including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At December 31, 1999, the Operating Partnership was in compliance with all these covenants. The Credit Facility is due October 2000, at which time the Operating Partnership will renew or refinance the loan. The Operating Partnership paid commitment fees on the Credit Facility totaling $506 and $514 in 1999 and 1998, respectively.

  On November 7, 1997, the Operating Partnership borrowed $85,000 from the Credit Facility and utilized the proceeds to retire and cancel previously existing credit facilities and to pay for development activities. Deferred financing costs related to the canceled credit facilities were written-off resulting in an extraordinary loss of $162. On December 29, 1997, the Operating Partnership borrowed an additional $42,000 to pay for the acquisition of Salem Center and for development activities. On August 6, 1998, the Operating Partnership borrowed $43,500 from its Credit Facility as part of the purchase of NorthTown Mall (Note 3). In August 1998, the Operating Partnership issued a $9,500 letter of credit backed by the Credit Facility to the NorthTown Mall first mortgage holder to guarantee the completion of additional property development work. The Company does not expect any material losses to result from the letter of credit and management is therefore of the opinion that the fair value of this instrument at December 31, 1999 is zero. During 1999, proceeds from the sale of cumulative redeemable preferred units of the Operating Partnership were used to pay down the amount outstanding on the Credit Facility (Note 5). The Operating Partnership borrowed an additional $57,993 for development activities during 1999. At December 31, 1999 and 1998, the Credit Facility had a balance of $91,000 and $100,800, respectively.

NOTES

  On March 11, 1998, the Operating Partnership under its shelf registration, issued $100,000 of ten year senior unsecured notes bearing interest at a fixed 7.29% per annum. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement, making the effective fixed rate of interest on these notes 7.24% per annum. Interest payments are due semi-annually on March 11 and September 11 of each year. Principal payments of $25,000 are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility.

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

4. BORROWINGS (CONTINUED)

  On January 21, 1994, a subsidiary of the Operating Partnership issued $95,000 in secured notes bearing interest at a fixed 6.37% per annum. On July 21, 1999, the Operating Partnership borrowed $33,777 from the Credit Facility to reduce the notes to $61,223. The transaction unencumbered four regional mall Properties. The write-off of deferred financing costs related to the reduction of the notes plus direct expenses, including a prepayment penalty, make up the extraordinary loss of $985. The notes require quarterly interest payments and are due on January 21, 2001. The subsidiary has an option to extend the notes to January 21, 2003.

CONSTRUCTION LOANS

  On September 4, 1998, Provo Mall Development Company, LTD., a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from the construction loan facility have been used to fund the development and construction of Provo Towne Centre in Provo, Utah. The construction loan facility, which matures on July 1, 2001, with an optional two-year extension, is collateralized by Provo Towne Centre and guaranteed by the Operating Partnership. The loan bears interest at a variable rate indexed to the LIBOR rate. At December 31, 1999 and 1998, the loan had a balance of $43,792 and $27,550, respectively.

  On July 30, 1996, Spokane Mall Development Company Limited Partnership, a consolidated partnership of which the Operating Partnership is the general partner, entered into a $50,000 construction loan facility. The proceeds from this construction loan facility have been used to fund the development and
construction   of   the  Spokane  Valley  Mall  in  Spokane,  Washington.   The
construction loan facility is collateralized by the Spokane Valley Mall and guaranteed by the Operating Partnership. On July 30, 1999, the Operating Partnership borrowed $5,905 from the Credit Facility to reduce the principal outstanding on the construction loan and exercised the option to extend the construction loan to August 2001. The fee to extend the loan was $154. The loan bears interest at a variable interest rate indexed to the LIBOR rate. At December 31, 1999 and 1998, the loan had a balance of $41,600 and $47,505, respectively.

MORTGAGES PAYABLE

  On August 6, 1998, the Company and Operating Partnership, through a consolidated partnership, acquired NorthTown Mall. The partnership obtained a new first mortgage in the amount of $84,500. The loan has a ten year term, 6.68% fixed rate, and a thirty-year amortization payoff schedule with a balloon payment of approximately $73,000. At December 31, 1999 and 1998, the loan had a balance of $83,382 and $84,277, respectively.

  In June 1997, the Operating Partnership assumed a mortgage note of $24,755 as part of the acquisition of Silver Lake Mall and retired portions of the debt principally using borrowings under a credit facility. The assumed debt bears interest at a fixed 8.5% per annum and has a maturity date of October 1, 2000 when a balloon payment of approximately $11,887 is due. At December 31, 1999 and 1998, the loan had a balance of $12,165 and $12,510, respectively.

      Schedule of Maturities of Borrowings

      The following summarizes the scheduled maturities of borrowings at December 31, 1999:

                                                                                   Total
                                                                               -------------
Year
----
2000                                                                           $     104,115
2001                                                                                 149,200
2002                                                                                   1,078
2003                                                                                   1,426
2004                                                                                   1,187
Thereafter                                                                           181,235
                                                                               -------------
                                                                               $     438,241
                                                                               =============

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

5.    CAPITAL TRANSACTIONS

      The limited partners of the Operating Partnership have an option to convert their Operating Partnership Common Units ("OP Units") into shares of the Company's Common Stock. The Operating Partnership will issue an equivalent number of OP Units to the Company as general partnership interests. In 1999 and 1998, respectively, 41,718 and 285 OP Units were converted into shares.

      In October 1999, the Board of Trustee authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. Through December 31, 1999, the Company had repurchased approximately 857,000 shares of Common Stock for a total cost of approximately $14,366. As of February 2, 2000, approximately 190,000 additional shares of stock were purchased for $3,170. The Operating Partnership purchased an equivalent number of OP Units from the Company.

      In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under the Credit Facility. The Series A Preferred Units, which may be redeemed by the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances.

      On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under the Credit Facility and increase operating cash. The Series B Preferred Units, which may be redeemed by the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances.

      The Operating Partnership makes quarterly distributions to the Series A and Series B Preferred unitholders on the last day of each March, June, September and December. For the year ending 1999, distributions for the Series A and Series B Preferred Units were $768 and $3,661, respectively.

6.    RENTAL INCOME

      Substantially all real estate held for investment is leased to retail and commercial tenants. These operating leases generally range from 1 to 25 years and provide for minimum monthly rents, and in certain instances percentage rents based on the tenants' sales, and generally require the tenants to pay property taxes, insurance and maintenance charges.

      All non-cancelable leases, assuming no new or renegotiated leases or option extensions, in effect at December 31, 1999 provide for the following minimum future rental income:

Year                                                                              Total
----                                                                          ------------
2000                                                                          $     83,240
2001                                                                                76,351
2002                                                                                69,296
2003                                                                                62,277
2004                                                                                55,205
Thereafter                                                                         302,358
                                                                              ------------
                                                                              $    648,727
                                                                              ============

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

7. COMMITMENTS AND CONTINGENCIES

  Future  minimum  rental  payments  under  the  terms  of  all  non-cancelable
operating   leases  under  which  the  Operating  Partnership  is  the  lessee, principally for ground leases, are as follows:


Year                                                                      Total
----                                                                   ----------
2000                                                                   $      986
2001                                                                          998
2002                                                                        1,012
2003                                                                          968
2004                                                                          938
Thereafter                                                                 25,453
                                                                      -----------
                                                                      $    30,355
                                                                      ===========

      The Operating Partnership recorded rental expenses of $983, $971 and $550 for 1999, 1998 and 1997, respectively.

      The Operating Partnership is a defendant in certain litigation relating to its business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the financial position, results of operations or cash flows of the Operating Partnership.


8.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      During 1999, Price James, a consolidated partnership of the Operating Partnership, received a building appraised at $2,000 in exchange for accounts receivable of $43 and $1,957 for termination of a long-term ground lease, which amount was recorded in minimum rents.

      During 1999, 1998 and 1997, non-cash investing and financing transactions included an increase in accounts payable of $4,645, $1,693 and $3,861, respectively, related to building and development activities, the assumption of debt related to the acquisition of Salem Center totaling $494 in December 1997, the assumption of debt related to the acquisition of Silver Lake Mall totaling $24,755 in June 1997, and the write-off of capitalized tenant allowances of $2,313, $657 and $406, respectively. In addition, the holders of Operating Partnership units elected to convert 41,718, 285 and 4,000 Operating Partnership Common Units, having a recorded value of $437, $3 and $40, into Common Stock in 1999, 1998 and 1997, respectively.

      Interest paid (net of capitalized amounts of $2,404, $3,754 and $3,509 for 1999, 1998 and 1997) aggregated $28,553, $17,763 and $8,276 for 1999, 1998 and 1997, respectively.

      Purchase of the remaining 70% interest in Silver Lake Mall, Ltd. in June 1997 was comprised of:

                      72,000 Operating Partnership Units issued                                 $       1,863
                      Book value of 30% equity investment in Silver Lake Mall, Ltd.                    (1,555)
                      Debt assumed                                                                     24,755
                                                                                                -------------
                                                                                                $      25,063
                                                                                                =============

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

9.    RELATED PARTY TRANSACTIONS

      The Operating Partnership buys computer services from Alta Computer Services, Inc. ("Alta"). Alta is majority owned by three directors of the Company. The Operating Partnership paid $192, $175, and $200 in 1999, 1998 and 1997, respectively, for such services.

      The Operating Partnership has entered into a management agreement under which the Operating Partnership performs certain accounting and management functions on behalf of a company, whose majority owner is the Chairman of the Board of Directors of the Company. Management fees collected by the Operating Partnership under this agreement totaled $72 for each of the three years ended December 31, 1999.

      The Company provided third-party management services for certain properties owned directly or indirectly by the Chairman of the Board of Directors of the Company as follows: (i) an office building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $113, $115 and $105 in 1999, 1998 and 1997, respectively (Fairfax, a company which is wholly-owned by the Chairman of the Board, is a general partner of the owner of this building), (ii) a commercial building in Salt Lake City, Utah, the owner of which paid the Company a management fee of $2 in 1997 (the Chairman of the Board was the general partner of the owner of this building), and (iii) a commercial building in Albuquerque, New Mexico, the owner of which paid the Company a management fee of $6 and $5 in 1999 and 1998, respectively (the Chairman of the Board is the general partner owner of the building).


10.   STOCK INCENTIVE PLAN

      On October 26, 1993, the Company adopted the 1993 Stock Option Plan which authorizes the discretionary grant by the Executive Compensation Committee of options intended to qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code to  key  employees  of the Company and the discretionary grant of nonqualified stock options to key employees, directors and consultants of the Company. The maximum number of shares of Common Stock subject to option under the Company's Plan is 1,100,000. The proceeds received by the Company upon exercise of options are contributed to the Operating Partnership in exchange for the issuance of an equivalent number of Operating Partnership Units. No stock options may be granted after ten years from the date of adoption and options must be granted at a price generally not less than the fair market value of the Company's Common Stock at the date of grant. These options vest over a period of not more than five years.

      A summary of the Company's 1993 Stock Option Plan activity is set forth below:

                                                1999                             1998                        1997
                                      --------------------------     --------------------------     -------------------------
                                                      WEIGHTED                       WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE                       AVERAGE
                                       SHARES OF      EXERCISE        SHARES OF      EXERCISE       SHARES OF      EXERCISE
                                         STOCK          PRICE           STOCK         PRICE           STOCK         PRICE
                                      ----------     -----------     -----------   -----------     -----------   ------------
Outstanding at beginning of year         631,000     $     18.06         553,000   $     18.07         558,000   $      17.99
Granted                                   60,000           18.31         165,000         25.21           7,000          25.38
Exercised                                     --              --         (51,000)        17.92         (12,000)         18.64
Forfeited                                 (4,000)          22.43         (36,000)        22.49              --             --
                                      ----------     -----------     -----------   -----------     -----------   ------------
Outstanding at end of year               687,000*    $     19.55         631,000   $     21.37         553,000   $      18.07
                                      ==========     ===========     ===========   ===========     ===========   ============
Exercisable at end of year               494,000     $     18.41         360,000   $     18.06         277,000   $      17.87
                                      ==========     ===========     ===========   ===========     ===========   ============

--------------------
* The weighted average remaining contractual life of options outstanding as  of
  December  31,  1999  was   4 years.  The range of option prices was $17.50 to
  $25.38 per share.

             PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

10.   STOCK INCENTIVE PLAN (CONTINUED)

      The Company has applied Accounting Principles Board Opinion 25 in accounting for its plan. Accordingly, no compensation costs have been recognized. Had the Operating Partnership's compensation costs for the Company's plan been determined based on the fair value at the grant date in accordance with the method required by SFAS No. 123, "Accounting for Stock-Based Compensation", the Operating Partnership's net income and net income per share would have been reduced to the proforma amounts as follows:

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                             1999               1998             1997
Net income                                               ------------      -------------     -------------
 As reported                                             $     30,482      $      33,612     $      32,846
 Proforma                                                $     30,411      $      33,477     $      32,800
Basic net income per share
 As reported                                             $       1.44      $        1.58     $        1.56
 Proforma                                                $       1.44      $        1.57     $        1.55
Diluted net income per share
 As reported                                             $       1.43      $        1.57     $        1.54
 Proforma                                                $       1.43      $        1.56     $        1.54

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                             1999               1998             1997
                                                        --------------    ---------------    --------------
Risk free interest rate                                           4.79%              5.51%             6.67%
Dividend yield                                                   11.09%              7.14%             7.00%
Expected life                                                  4 years            5 years           9 years
Expected volatility                                              16.40%             17.00%            16.50%
Weighted average per share fair value of
 options granted during the year                        $         0.55    $          2.08    $         2.53


11.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) profit sharing plan which permits participating employees to defer up to a maximum of 15% of their compensation up to the maximum allowed by the Internal Revenue Code. The Company matches 50% of the qualified employees' contributions up to a maximum of $1 per employee each year. Employees working a minimum of 1,000 hours per year who have completed at least one year of service and attained the age of 21 are qualified to participate in the plan. The employees' contributions are immediately vested. Additionally, the Company annually contributes 3% of base salary to the plan for each qualified employee. Contributions from the Company vest based upon employees' years of service beginning at 20% per year after one year of service. The Company's contributions to the plan in 1999, 1998 and 1997, which are reflected as an expense of the Operating Partnership, were $333, $279 and $225, respectively.

          PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

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

      The carrying value of cash, accounts receivable and accounts payable at December 31, 1999 and 1998 are reasonable estimates of their fair values because of the short maturity of these financial instruments.

      Borrowings with an aggregate carrying value of $438,241 and $472,990 have an estimated aggregate fair value of $422,295 and $472,690 at December 31, 1999 and 1998, respectively. Estimated fair value is based on interest rates currently available to the Operating Partnership for issuance of borrowings with similar terms and remaining maturities.


13.   EARNINGS PER OPERATING PARTNERSHIP COMMON UNIT

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

                                                                     For the Year Ended December 31,
                                                       ----------------------------------------------------------
                                                            1999                  1998                  1997
                                                       ---------------      ---------------      ----------------
Income (Numerator)
  Before Extraordinary Item                            $        31,467      $        33,612      $         33,008
                                                       ===============      ===============      ================
OP Units (Denominator)
  Basic-average common units outstanding                    21,238,000           21,298,000            21,119,000
  Add: Dilutive effect of stock options                         29,000              103,000               166,000
                                                       ---------------      ---------------      ----------------
Diluted OP Units                                            21,267,000           21,401,000            21,285,000
                                                       ===============      ===============      ================
Per-Unit Amounts - Income Before Extraordinary Item
  Basic                                                $          1.48      $          1.58      $           1.57
                                                       ===============      ===============      ================
  Diluted                                              $          1.48      $          1.57      $           1.55
                                                       ===============      ===============      ================

      Options to purchase 687,000, 631,000 and 553,000 shares of Common Stock were outstanding at December 31, 1999, 1998 and 1997, respectively (Note 10), a portion of which has been reflected above using the treasury stock method.


14.   SEGMENT INFORMATION (GLA AMOUNTS UNAUDITED)

      In 1998, the Operating Partnership adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The information presents the Operating Partnership's three reportable segments: 1) regional malls, 2) community centers and 3) commercial properties in conformity with SFAS No. 131.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes total revenues and property net operating income (revenues less operating and maintenance expense, real estate taxes and insurance expense and advertising and
promotions expense ("Property   NOI")).  The Operating Partnership evaluates the
performance of its segments and allocates resources to them based on Property
NOI.

      The regional mall segment consists of 18 regional malls in eight states containing approximately 10,291,000 square feet of Total GLA and which range in size from approximately 296,000 to 1,171,000 square feet of Total GLA.

          PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)


14.   SEGMENT INFORMATION (GLA AMOUNTS UNAUDITED) (CONTINUED)

      The community center segment consists of 25 Properties in seven states containing approximately 3,362,000 square feet of Total GLA and two freestanding retail Properties containing approximately 5,000 square feet of GLA.

      The    commercial    Properties    include    six    mixed-use
commercial/business Properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area where the Company's headquarters is located.

      The table below presents information about the Operating Partnership's reportable segments for the years ending December 31:

                                                 REGIONAL         COMMUNITY        COMMERCIAL
                                                   MALLS           CENTERS         PROPERTIES          OTHER          TOTAL
                                                -----------      -----------      -----------       -----------     ----------
1999
----
Total Revenues                                  $   104,205      $    20,297      $     7,555       $     1,508     $  133,565
Property Operating Expenses (1)                     (30,620)          (4,568)          (1,814)               --        (37,002)
                                                -----------      -----------      -----------       -----------     ----------
Property NOI (2)                                     73,585           15,729            5,741             1,508         96,563
Unallocated Expenses (3)                                 --               --               --           (60,185)       (60,185)
Unallocated Minority Interest (4)                        --               --               --              (482)          (482)
Unallocated Other (5)                                    --               --               --              (985)          (985)
Consolidated Net Income                                  --               --               --                --         34,911
Additions to Real Estate Assets                      55,593            6,094            1,133               125         62,945
Total Assets (6)                                    641,871           84,329           30,837            19,189        776,226
1998
----
Total Revenues                                       82,622           17,849            8,299               299        109,069
Property Operating Expenses (1)                     (23,895)          (4,144)          (1,643)               --        (29,682)
                                                -----------      -----------      -----------       -----------     ----------
Property NOI (2)                                     58,727           13,705            6,656               299         79,387
Unallocated Expenses (3)                                 --               --               --           (46,450)       (46,450)
Unallocated Minority Interest (4)                        --               --               --              (421)          (421)
Unallocated Other (5)                                    --               --               --             1,096          1,096
Consolidated Net Income                                  --               --               --                --         33,612
Additions to Real Estate Assets                     190,942              845              597             5,470        197,854
Total Assets(6)                                     604,937           80,307           30,899            17,012        733,155
1997
----
Total Revenues                                       58,069           16,649            7,349               906         82,973
Property Operating Expenses (1)                     (16,175)          (4,053)          (1,759)               --        (21,987)
                                                -----------      -----------      -----------       -----------     ----------
Property NOI (2)                                     41,894           12,596            5,590               906         60,986
Unallocated Expenses (3)                                 --               --               --           (27,923)       (27,923)
Unallocated Minority Interest (4)                        --               --               --              (394)          (394)
Unallocated Other (5)                                    --               --               --               177            177
Consolidated Net Income                                  --               --               --                --         32,846
Additions to Real Estate Assets                     154,331           11,246              907                --        166,484
Total Assets (6)                                    423,800           80,274           31,909             9,701        545,684

-----------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes, insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships.
(5) Unallocated other includes gain on sale of real estate and extraordinary loss on extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.

          PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Financial information for each of the quarters in 1999 and 1998 are as follows:

                                                FIRST         SECOND        THIRD        FOURTH         TOTAL
                                             -----------   -----------   -----------   -----------   -----------
YEAR ENDED 1999
---------------
Total Revenues                               $    32,989   $    31,738   $    32,398   $    36,440   $   133,565
Income Before Extraordinary Item
 and Minority Interest                             9,244         7,011         9,049        11,074        36,378
Net Income                                         8,221         6,896         6,465         8,900        30,482
Basic Earnings Per OP Unit                          0.39          0.32          0.30          0.42          1.44**
Diluted Earnings Per OP Unit                        0.38          0.32          0.30          0.42          1.43**
Distributions Declared Per OP Unit                 0.465         0.465         0.465         0.480         1.875***

YEAR ENDED 1998
---------------
Total Revenues                               $    24,503   $    24,407*  $    27,958*  $    32,201*  $   109,069
Income Before Minority Interest                    8,093         8,236         7,834         8,774        32,937
Net Income                                         7,991         8,142         7,963         9,516        33,612
Basic Earnings Per OP Unit                          0.38          0.38          0.37          0.45          1.58**
Diluted Earnings Per OP Unit                        0.37          0.38          0.37          0.46          1.57**
Distributions Declared Per OP Unit                 0.450         0.450         0.450         0.465         1.815***

------------------------------
* 1998 percentage and overage rents have been restated to reflect the Company's accrual of these revenues on the straight line basis as allowed by the Emerging Issues Task Force in late 1998. As a result of the restatement, percentage and overage rents were adjusted for the second, third and fourth quarters of 1998 by $1,124, $912 and ($2,036), respectively. (Note 2)
** The sum of quarterly earnings per share may differ from yearly totals due to rounding and the fluxuation of weighted average units on a quarterly basis.
*** Of which $.433 and $.308 represents a non-taxable return of capital for 1999 and 1998, respectively.


16.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      The following unaudited proforma summary financial information for 1999 and 1998, is presented as if the 1998 acquisition of NorthTown Mall and the 1999 issuances of Series A and Series B preferred units had been consummated as of January 1, 1998.

                                                        1999                         1998
                                                    -------------              --------------

Revenues                                            $     133,565              $      117,384
Income Before Extraordinary Item                    $      29,787              $       30,021
Net Income                                          $      28,802              $       30,021
Basic Earnings Per OP Unit
  Income Before Extraordinary Item                  $        1.40              $         1.41
  Net Income                                        $        1.36              $         1.41
Diluted Earnings Per OP Unit
   Income Before Extraordinary Item                 $        1.40              $         1.40
   Net Income                                       $        1.35              $         1.40

      The proforma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the 1998 acquisition of NorthTown Mall and the 1999 issuances of Series A and Series B preferred units been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

                                                                     SCHEDULE II

                        PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                               VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                    (DOLLARS IN THOUSANDS)

                                                    BALANCE AT
                                                    BEGINNING           CHARGED TO                             BALANCE AT
                                                     OF YEAR             EXPENSE            DEDUCTIONS         END OF YEAR
                                                  -------------        -----------         ------------        -----------
Year ended December 31, 1999
Allowance for uncollectible accounts              $         741        $     1,479         $      1,003        $     1,217
Year ended December 31, 1998
Allowance for uncollectible accounts              $         570        $       537         $        366        $       741
Year ended December 31, 1997
Allowance for uncollectible accounts              $         489        $       346         $        265        $       570

                                                                  SCHEDULE III
          PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
             REAL ESTATE AND ACCUMULATED DEPRECIATION
                        (DOLLARS IN THOUSANDS)

                                                             GROSS AMOUNT AT WHICH
                             INITIAL COSTS     CAPITALIZED     CARRIED AT CLOSE OF PERIOD                                    DEPREC-
                         ---------------------  SUBSEQUENT   ------------------------------                                    IABLE
              RELATED              BUILDING &       TO                   BLDG. &            ACCUMULATED    DATE OF      DATE   LIVES
DESCRIPTION ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION(1)  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTION ACQUIRED YEARS
----------- ------------ -------- ------------ ------------- -------- ------------ -------- ------------ ------------ -------- -----
REGIONAL
MALLS
Animas
Valley
Mall,
Farmington,
NM          $         -- $  3,902 $     24,059 $       1,730 $  3,902 $     25,789 $ 29,691 $      2,893           --     1995    40
Boise Towne
Square,
Boise, ID         29,248    9,218           --        53,633    9,218       53,633   62,851       15,317      1987-88  1985-86  5-40
Cache
Valley
Mall,
Logan, UT             --      909           --         8,949      909        8,949    9,858        4,758      1975-76  1973-76 10-40
Cottonwood
Mall,
Holladay,
UT                17,884    7,514       20,776        31,820    7,514       52,596   60,110       21,429      1981-87     1980  4-40
Eastridge
Mall,
Casper, WY            --    4,300       19,896         6,332    4,300       26,228   30,528        2,716           --     1995    40
Grand Teton
Mall, Idaho
Falls, ID             --    5,802       28,614         4,367    7,743       31,040   38,783        2,865           --     1996    40
Mall at
Sierra
Vista,
Sierra
Vista, AZ             --    1,660       16,068            --    1,660       16,068   17,728           66      1998-99     1998    40
North
Plains
Mall,
Clovis,
NM                 4,928    2,664           --        13,015    2,664       13,015   15,679        3,990      1984-85  1979-84 10-40
NorthTown
Mall,
Spokane,
WA                83,382    6,902      120,458        11,220    6,902      131,678  138,580        4,263      1997-98     1997    40
Pine Ridge
Mall,
Pocatello,
ID                    --    1,883           --        21,934    1,883       21,934   23,817        8,990      1979-81     1979 10-40
Provo Towne
Centre,
Provo,
UT                46,792   13,829       41,820        21,247    9,360       67,536   76,896        2,249      1997-98     1997    40
Red Cliffs
Mall,
St. George,
UT                    --      903           --        13,846      903       13,846   14,749        3,619      1989-90     1989  3-40
Salem
Center,
Salem, OR             --    1,704       30,504           937    1,704       31,441   33,145        1,586           --     1997    40
Silver Lake
Mall, Coeur
d'Alene, ID       12,165    4,055       21,379           444    4,055       21,823   25,878        1,435           --     1997    40
Spokane
Valley
Mall,
Spokane, WA       41,600    6,645       34,341        24,900    6,745       59,141   65,886        4,552      1990-97     1990    40
Three
Rivers
Mall,
Kelso, WA          9,163    1,977           --        20,680    1,977       20,680   22,657        6,170      1986-87     1984 10-40
Visalia
Mall,
Visalia, CA           --    6,146       31,812         1,323    6,146       33,135   39,281        2,223           --     1997    40
White
Mountain
Mall, Rock
Springs, WY           --    1,120           --        15,550    1,120       15,550   16,670        6,642      1977-78     1977    40

COMMUNITY
CENTERS
Alameda
Plaza,
Pocatello,
ID                    --      500           --         3,365      500        3,365    3,865        2,007         1973     1973    40
Anaheim
Plaza,
Anaheim, CA           --       --           --         2,053       --        2,053    2,053           87      1980-81     1979    40
Austin
Bluffs
Plaza,
Colorado
Springs, CO           --    1,488           --         1,923    1,488        1,923    3,411          682         1985     1979  3-40
Bailey
Hills
Plaza,
Eugene,
OR                    --      157           --           297      157          297      454           61      1988-89     1988    40
Baskin
Robbins
17th St.,
Idaho
Falls, ID             --        9           67             7        9           74       83           23           --     1988    40
Boise
Plaza,
Boise, ID             --      322           --         1,529      322        1,529    1,851          976      1970-71     1970    40
Boise
Towne
Plaza,
Boise, ID             --    3,316        4,243         2,646    3,316        6,889   10,205          535      1996-97     1994    40
Cottonwood
Square,
Salt Lake
City, UT              --    1,926        3,535            43    1,926        3,578    5,504          358          --      1995    40
Division
Crossing,
Portland,
OR                    --    2,429           --         4,495    2,429        4,495    6,924        1,053     1990-91      1990 20-40
Fort Union
Plaza, Salt
Lake City
UT                    --       21           --         1,623       21        1,623    1,644          698     1979-84        --    40
Fremont
Plaza, Las
Vegas, NV             --       --           --         2,317       --        2,317    2,317        1,247     1976-80        --    40
Fry's
Shopping
Plaza,
Glendale,
AZ                    --      353           --         4,625    1,254        3,724    4,978        1,710     1980-81      1980    40
Gateway
Crossing,
Bountiful,
UT                    --    3,644           --         8,516    3,644        8,516   12,160        1,504     1990-92      1990    40

            PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               REAL ESTATE AND ACCUMULATED DEPRECIATION
                       (DOLLARS IN THOUSANDS)

                                                                 GROSS AMOUNT AT WHICH
                             INITIAL COSTS     CAPITALIZED     CARRIED AT CLOSE OF PERIOD                                    DEPREC-
                         ---------------------  SUBSEQUENT   ------------------------------                                    IABLE
              RELATED              BUILDING &       TO                   BLDG. &            ACCUMULATED    DATE OF      DATE   LIVES
DESCRIPTION ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION(1)  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTION ACQUIRED YEARS
----------- ------------ -------- ------------ ------------- -------- ------------ -------- ------------ ------------ -------- -----
COMMUNITY
CENTERS
(CONTINUED)
Halsey
Crossing,
Gresham, OR           --       --           --        3,173        --       3,173     3,173         655       1989-91      --   4-40
Nephi Bank,
Nephi, UT             --       17          183           --        17         183       200         149            --    1976     --
North
Temple
Shops,
Salt Lake
City, UT              --       60           --          177        60         177       237          96          1970    1970     40
Orem Plaza
Center Street,
Orem, UT              --      371          330        1,111       344       1,468     1,812         718       1976-87    1973  10-40
Orem Plaza
State Street,
Orem, UT              --      126           --          697       126         697       823         391          1975    1973  29-40
Plaza 800,
Sparks, NV            --       33        2,969           42        33      3,011      3,044       1,830          1974      --     40
Plaza 9400,
Sandy, UT             --       --           --        4,570        --      4,570      4,570       2,181       1976-84      --  10-40
Red Cliffs
Plaza, St.
George, UT            --       --        2,403          215        --      2,618      2,618         315       1994-95  1994-95    40
River
Pointe
Plaza,
West Jordan
UT                    --    1,130           --        2,710     1,130      2,710      3,840         855       1987-88  1986-87  5-40
Riverside
Plaza,
Provo, UT             --      427        1,886        4,327       427      6,213      6,640       1,746       1978-81     1977    40
Twin Falls
Crossing,
Twin
Falls, ID             --      125           --          776       125        776        901         445          1976     1975    40
University
Crossing,
Orem,
UT                    --      230           --        5,027       230      5,027      5,257       1,960       1971-92     1971    40
Woodlands
Village,
Flagstaff,
AZ                    --    2,068        5,329          236     2,068      5,565      7,633         752            --     1994    40
Yellowstone
Square,
Idaho
Falls, ID             --      355           --        4,527       355      4,527      4,882       2,791       1972-77     1972    40

COMMERCIAL
PROPERTIES
First
Security
Place,
Boise,
ID                    --      300           --        3,253       300      3,253      3,553       1,652       1978-80     1978 10-40
Price
Business
Center -
Commerce
Park,
West Valley
City, UT              --      415        2,109        8,803     1,147     10,180     11,327       1,864          1980  1973-95    40
Price
Business
Center-
Pioneer
Square,
Salt Lake
City, UT              --      658           --       10,061       651     10,068     10,719       3,559       1974-92     1973  3-40
Price
Business
Center-
South
Main,
Salt Lake
City, UT              --      317           --        2,127       295      2,149      2,444       1,116       1967-82  1966-81  3-40
Price
Business
Center-
Timesquare,
Salt Lake
City, UT              --      581           --        9,948       546      9,983     10,529       4,217       1974-80  1972-80  5-40
Sears-
Eastbay,
Provo, UT          1,591      275           --        2,079       275      2,079      2,354         561       1989-90     1989    40

OTHER REAL
ESTATE
Miscel-
laneous
Real Estate           --    1,164           17       10,415     4,059      7,537     11,596         470            --  1980-98    40
            ------------ -------- ------------ ------------ --------- ---------- ---------- -----------
TOTAL       $    246,753 $103,950 $    412,798 $    359,640 $ 105,959 $  770,429 $  876,388 $   135,027
            ============ ======== ============ ============ ========= ========== ========== ===========

---------------------------
(1) Included are development costs subsequent to acquisition or opening of property.

                        PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (DOLLARS IN THOUSANDS)


A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                                  1999                  1998                1997
                                                             ---------------      ---------------      --------------
Real Estate Investments
 Balance at Beginning of Year                                $       815,756      $       619,371     $       453,241
 Acquisitions                                                             --              128,000              96,615
 Improvements                                                         62,945               69,854              69,921
 Disposition of Property                                              (2,313)              (1,469)               (406)
                                                             ---------------      ---------------     ---------------
Balance at End of Year                                       $       876,388      $       815,756     $       619,371
                                                             ===============      ===============     ===============
Accumulated Depreciation
 Balance at Beginning of Year                                $       114,136      $        98,404      $       87,318
 Depreciation                                                         23,204               17,072              11,492
 Depreciation of Disposed Property                                    (2,313)              (1,340)               (406)
                                                             ---------------      ---------------      --------------
Balance at End of Year                                       $       135,027      $       114,136      $       98,404
                                                             ===============      ===============      ==============