Form 10-Q
period 2000-03-31
PRICE DEVELOPMENT CO LP
filed 2000-05-12
CIK 1045334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                      FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

                                           OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to __________

                           Commission file number 333-34835-01



                      PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                      ----------------------------------------------
                 (Exact name of registrant as specified in its charter)


                         MARYLAND                                                               87-0516235
                         --------                                                               ----------
                  (State of organization)                                          (I.R.S. Employer Identification No.)

                   35 CENTURY PARK-WAY
               SALT LAKE CITY, UTAH  84115                                                   (801) 486-3911
               ---------------------------                                                   --------------
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

                                         INDEX
                                         -----


PART I:  FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----
Item 1.    Financial Statements                                                                    3
           Condensed Consolidated Balance Sheet as of March 31, 2000
            and December 31, 1999                                                                  4
           Condensed Consolidated Statement of Operations for the Three Months
            Ended March 31, 2000 and 1999                                                          5
           Condensed Consolidated Statement of Cash Flows
            for the Three Months Ended March 31, 2000 and 1999                                     6
           Notes to Financial Statements                                                           7
Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                   12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             14

PART II:   OTHER INFORMATION
---------------------------
Item 1.    Legal Proceedings                                                                      15
Item 2.    Changes in Securities and Use of Proceeds                                              15
Item 3.    Defaults Upon Senior Securities                                                        15
Item 4.    Submission of Matters to a Vote of Security Holders                                    15
Item 5.    Other Information                                                                      15
Item 6.    Exhibits and Reports on Form 8-K                                                       15

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q and the information incorporated by reference herein may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Price Development Company, Limited Partnership to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.



                                        PART I


ITEM 1.   FINANCIAL STATEMENTS
------------------------------

    The information furnished in the accompanying financial statements listed in the index on page 2 of this Quarterly Report on Form 10-Q reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and Price Development Company, Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                           (UNAUDITED)
                                                                            ---------
                                                                            MARCH 31,                DECEMBER 31,
                                                                              2000                       1999
                                                                        -----------------            ---------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $21,551 and $18,389                                                 $         884,548           $        876,388
 Less:  Accumulated Depreciation                                                 (140,798)                  (135,027)
                                                                        -----------------           ----------------
    Net Real Estate Assets                                                        743,750                    741,361
Cash                                                                                5,332                      7,767
Restricted Cash                                                                     4,290                      3,149
Other Assets                                                                       21,993                     23,949
                                                                        -----------------           ----------------
                                                                        $         775,365           $        776,226
                                                                        =================           ================
LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                              $         444,911           $        438,241
Accounts Payable and Accrued Expenses                                              14,388                     16,716
Distributions Payable                                                               9,511                         --
Other Liabilities                                                                     878                        847
                                                                        -----------------           ----------------
                                                                                  469,688                    455,804
                                                                        -----------------           ----------------
Minority Interest                                                                   2,186                      2,429
                                                                        -----------------           ----------------
Commitments and Contingencies
Partners' Capital
  General Partner                                                                 169,179                    182,951
  Preferred Limited Partners                                                      104,571                    104,571
  Limited Partners                                                                 29,741                     30,471
                                                                        -----------------           ----------------
                                                                                  303,491                    317,993
                                                                        -----------------           ----------------
                                                                        $         775,365           $        776,226
                                                                        =================           ================


                              See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------------------
                                                                              2000                    1999
                                                                        ----------------         ---------------
Revenues
  Minimum Rents                                                         $         24,817         $        24,954
  Percentage and Overage Rents                                                       437                     424
  Recoveries from Tenants                                                          7,449                   6,768
  Interest                                                                           152                     123
  Other                                                                               44                     142
                                                                        ----------------         ---------------
                                                                                  32,899                  32,411
                                                                        ----------------         ---------------
Expenses
  Operating and Maintenance                                                        5,627                   5,446
  Real Estate Taxes and Insurance                                                  3,676                   3,308
  General and Administrative                                                       1,619                   1,794
  Depreciation                                                                     6,358                   5,247
  Amortization of Deferred Financing Costs                                           408                     423
  Amortization of Deferred Leasing Costs                                             172                     168
  Interest                                                                         7,449                   7,359
                                                                        ----------------         ---------------
                                                                                  25,309                  23,745
                                                                        ----------------         ---------------
                                                                                   7,590                   8,666


Minority Interest in Income of Consolidated Partnerships                             213                  (1,023)
Gain on Sale of Real Estate                                                          243                      --
                                                                        ----------------         ---------------
Net Income                                                              $          8,046         $         7,643
Preferred Unit Distribution                                                       (2,405)                     --
                                                                        ----------------         ---------------
Net Income Available to Common Unitholders                              $          5,641         $         7,643
                                                                        ================         ===============

Basic Earnings Per Partnership Unit                                     $           0.28         $          0.36
                                                                        ================         ===============

Diluted Earnings Per Partnership Unit                                   $           0.28         $          0.36
                                                                        ================         ===============

Basic Weighted Average Number of Partnership Units Outstanding                    20,173                  21,318
Add:  Dilutive Effect of Stock Options                                                 1                      37
                                                                        ----------------         ---------------
Diluted Weighted Average Number of Partnership Units Outstanding                  20,174                  21,355
                                                                        ================         ===============


                              See accompanying notes to financial statements.

                     PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                                     For the Three Months Ended March 31,
                                                                    -------------------------------------
                                                                          2000                 1999
                                                                    ---------------       ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $        18,394       $        13,218
                                                                    ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired,
  Net of Accounts Payable                                                   (13,456)               (9,719)
 Proceeds from the Sale of Real Estate                                          292                    --
 Increase in Restricted Cash                                                 (1,141)                 (679)
                                                                    ---------------       ---------------
    Net Cash Used in Investing Activities                                   (14,305)              (10,398)
                                                                    ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                      7,000                10,427
Repayment of Borrowings                                                        (330)              (11,153)
Distributions to Preferred Unitholders                                       (2,405)                   --
Distributions to Minority Interests                                             (30)                  (16)
Deferred Financing Costs                                                       (127)                 (130)
Repurchase of Common Units                                                  (10,632)                   --
                                                                    ---------------       ---------------
    Net Cash Used in Financing Activities                                    (6,524)                 (872)
                                                                    ---------------       ---------------

Net (Decrease) Increase in Cash                                              (2,435)                1,948
Cash, Beginning of Period                                                     7,767                 5,123
                                                                    ---------------       ---------------
Cash, End of Period                                                 $         5,332       $         7,071
                                                                    ===============       ===============


                              See accompanying notes to financial statements.

                 PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    Price Development Company, Limited Partnership (the "Operating Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The tenant base includes primarily national, regional and retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds a controlling 82% general partner interest in, the Operating Partnership. As calculated, the Company's percentage of general partner interest in the Operating Partnership was based on the number of outstanding common units of limited partner interest (excluding outstanding preferred units of limited partner interest) on March 31, 2000. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the context requires otherwise.

    The interim financial data for the three-months ended March 31, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

    On January 1, 2000, the Company stopped accruing revenues for Percentage and Overage Rents based upon recent accounting guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition". Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

    As a result of adopting the Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues decreased $578 during the three months ended March 31, 1999, which will be recognized in the fourth quarter. In addition, if the change in revenue recognition described above had not been made, the net income for the three months ended March 31, 1999 would have been $6,837 or $0.39 per basic and diluted earnings per share.

2.  BORROWINGS

                                                                               MARCH 31,
                                                                                 2000
                                                                            --------------

Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                  $      100,000
Credit facility, unsecured; weighted average interest at 6.95% during               98,000
2000, due in 2000
Mortgage payable, secured by real estate; interest at 6.68%, due in 2008            83,207
Notes, secured by real estate; interest at 6.37%, due in 2001                       61,223
Construction loan, secured by real estate; interest at 7.50% as of March
31, 2000, due in 2001                                                               43,792
Construction loan, secured by real estate; interest at 7.63% as of March
31, 2000, due in 2001                                                               41,600
Mortgage payable, secured by real estate; interest at 8.5%, due in 2000             12,074
Other notes payable, secured by real estate; interest ranging from 7.0% to
9.99%, maturing 2000 to 2095                                                         5,015
                                                                            --------------
                                                                            $      444,911
                                                                            ==============

      On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Credit Facility") from a syndicate of banks. On December 18, 1997, the amount was increased to $200,000. The Credit Facility has

                 PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

2.    BORROWINGS (CONTINUED)

a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The Credit Facility is used for general corporate purposes including stock repurchase, development, working capital, repayment of indebtedness and/or amortization payments. The Credit Facility contains restrictive covenants, including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At March 31, 2000, the Operating Partnership was in compliance with all these covenants. The Credit Facility is due October 2000, at which time the Operating Partnership intends to renew or refinance the Credit Facility.

      The $100,000 notes have an interest rate of 7.29% payable semi-annually on March 11th and September 11th of each year. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest of these notes 7.24%.

3.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the three months ended March 31, 2000 and 1999, is presented as if the 1999 issuances of Series A and Series B preferred units by the Operating Partnership (Note 4) had been consummated as of January 1, 1999.

                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------
                                                                2000                1999
                                                           ---------------     ---------------
Total Revenues                                             $        32,899     $        32,411
Net Income                                                 $         5,641     $         6,780
Basic Earnings Per Partnership Unit                        $          0.28     $          0.32
Diluted Earnings Per Partnership Unit                      $          0.28     $          0.32

      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the 1999 issuances of Series A and Series B preferred units had been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

4.  PARTNERS' CAPITAL

    The following table summarizes changes in partners' capital since December 31, 1999:

                                                                              PREFERRED           COMMON
                                                           GENERAL             LIMITED            LIMITED
                                                           PARTNER            PARTNERS            PARTNERS           TOTAL
                                                         -----------         -----------        -----------      ----------
Partners' Capital at December 31, 1999                       182,951         $   104,571        $    30,471      $  317,993
Conversion of Limited Partners' Interests                          1                  --                 (1)             --
Distributions Accrued                                         (7,766)                 --             (1,745)         (9,511)
Net Income                                                     4,625               2,405              1,016           8,046
Preferred Unit Distribution                                       --              (2,405)                --          (2,405)
Repurchase of Common Units                                   (10,632)                 --                 --         (10,632)
                                                         -----------         -----------        -----------      ----------
Partners' Capital at March 31, 2000                      $   169,179         $   104,571        $    29,741      $  303,491
                                                         ===========         ===========        ===========      ==========

                 PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

4.    PARTNERS' CAPITAL (CONTINUED)

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units ("Series A Preferred Units") in a private placement. Each Series A Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12,345 for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% cumulative redeemable preferred units ("Series B Preferred Units") in a private placement. Each Series B Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Company used the proceeds of approximately $92,226 to repay $90,000 borrowings outstanding under the Credit Facility and increase operating cash. Quarterly dividends to the holders of the Series A and Series B Preferred Units are due on the last day of each March, June, September and December. For the period ending March 31, 2000, distributions for the Series A and Series B Preferred Units were approximately $279 and $2,126, respectively.

      In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. Through December 31, 1999, the Company had repurchased approximately 856,600 shares of Common Stock for a total cost of approximately $14,366. During the quarter ended March 31, 2000, approximately 606,500 additional shares of stock were purchased for $10,632. All shares
which have been repurchased  have  been  retired.   The  Operating  Partnership
repurchased an equivalent number of Operating Partnership Units from the Company.

5.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The following information presents the Operating Partnership's three reportable segments - 1) regional malls, 2) community centers and 3) commercial properties in conformity with SFAS No. 131.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. Segment data includes total revenues and property net operating income (revenues less operating and maintenance expense, real estate taxes and insurance expense and advertising and promotion expense ("Property NOI")). The Operating Partnership evaluates the performance of its segments and allocates resources to them based on Property NOI.

    The regional mall segment consists of 18 regional malls in eight states containing approximately 10,291,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

    The community center segment consists of 25 properties in seven states containing approximately 3,362,000 square feet of total GLA and one freestanding retail property containing approximately 2,000 square feet of GLA.

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

          PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

5.  SEGMENT INFORMATION (CONTINUED)

    The table below presents information about the Operating Partnership's reportable segments for the quarters ending March 31:

                                            REGIONAL            COMMUNITY          COMMERCIAL
                                              MALLS              CENTERS           PROPERTIES            OTHER           TOTAL
                                            ----------         -----------         -----------        -----------     -----------
2000
----
Total Revenues                              $   26,258         $     4,554         $     1,898        $       189     $    32,899
Property Operating Expenses (1)                 (7,749)             (1,125)               (425)                (4)         (9,303)
                                            ----------
Property NOI (2)                                18,509               3,429               1,493                185          23,596
Unallocated Expenses (3)                            --                  --                  --            (16,006 )       (16,006)
Unallocated Minority Interest (4)                   --                  --                  --                213             213
Unallocated Other (5)                               --                  --                  --                243             243
Consolidated Net Income                             --                  --                  --                 --           8,046
Additions to Real Estate Assets                  8,277                 389                 145                 --           8,811
Total Assets (6)                               644,478              83,808              30,636             16,443         775,365

1999
----
Total Revenues                              $   24,103         $     6,360         $     1,724        $       224       $  32,411
Property Operating Expenses (1)                 (7,350)             (1,000)               (404)                --          (8,754)
                                            ----------         -----------         -----------        -----------       ---------
Property NOI (2)                                16,753               5,360               1,320                224          23,657
Unallocated Expenses (3)                            --                  --                  --            (14,991)        (14,991)
Unallocated Minority Interest (4)                   --                  --                  --             (1,023)         (1,023)
Consolidated Net Income                             --                  --                  --                 --           7,643
Additions to Real Estate Assets                  6,592               2,625                 469                 26           9,712
Total Assets (6)                               607,695              81,993              31,152             16,904         737,744

---------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance expenses as listed in the condensed consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4)  Unallocated minority  interest  includes  minority  interest  in income of consolidated partnerships as listed in the condensed consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.


6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of Operating Partnership elected to convert 125 and 200 common units of limited partner interest having a recorded value of $1 and $2, respectively, into shares of common stock during the three months ended March 31, 2000 and 1999, respectively.

                                                                 MARCH 31,                 MARCH 31,
                                                                   2000                      1999
                                                               -----------              -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For General Partner Not Paid             $     7,766              $       8,184
Distributions Accrued For Limited Partners Not Paid            $     1,745              $       1,710

7.  SUBSEQUENT EVENT

    On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses, to pay down the borrowings under the Credit Facility. The Series C Preferred Units, which may be redeemed by the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances.

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

    JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operating, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held an 82% controlling general partner interest in, Price Development Company, Limited Partnership ("the Operating Partnership") as of March 31, 2000. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one freestanding retail property and six mixed-use commercial properties.

    The Company's operations in 2000 were positively impacted by the October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of a sixteen screen Cinemark Theater at Provo Towne Center, the expansion at Boise Towne Plaza as well as its other development activities. Development activities added a combined 473,700 square feet of total gross leasable area ("GLA") to the retail portfolio (46,500 in June 1999, 6,000 in September 1999, 335,000 in October 1999, 74,000 in November 1999 and 12,200 in December 1999).

    JP Realty, Inc. together with the Operating Partnership and its other subsidiaries, shall be referred to herein as (the "Company").

REVENUE RECOGNITION

    On January 1, 2000, the Company stopped accruing revenues for Percentage and Overage Rents based upon recent accounting guidance issued by the
Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition." Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

    As a result of adopting the Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues decreased $578 during the three months ended March 31, 1999, which will be recognized in the fourth quarter. In addition, if the change in revenue recognition described above had not been made, the net income for the three months ended March 31, 1999 would have been $6,837 or $0.39 per basic and diluted earnings per share.


RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999 (DOLLARS IN THOUSANDS)

    Total revenues for the three months ended March 31, 2000 increased $488 or 2% to $32,899 as compared to $32,411 in 1999. Minimum rents decreased $137 or 1% to $24,817 as compared to $24,954 in 1999. The decrease is a result of a one-time, non-cash, lease termination settlement of $1,957 occurring during 1999. Excluding the $1,957 one-time, non-cash transaction in 1999, minimum rents increased $1,820 or 8%. Additionally, percentage and overage rents increased $13 or 3% to $437 as compared to $424 in 1999.

    The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $855 to the minimum rent increase. Minimum rents for the remaining property portfolio increased $965 in 2000 as compared to 1999.

    Revenues recognized from straight-line rents were $397 in 2000 as compared to $280 in 1999.

    Recoveries from tenants increased $681 or 10% to $7,449 as compared to $6,768 in 1999. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $181 or 3% and $368 or 11% respectively. The opening of the Mall at Sierra Vista, the Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $238 to recoveries from tenants, $238 to property operating expenses, including operating and maintenance, and $155 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% compared to 77% in 1999.

    Depreciation and amortization increased $1,100 or 19% to $6,938 as compared to $5,838 in 1999. This increase is primarily due to the opening of the Mall at Sierra Vista and the increases in newly developed GLA.

    Interest expense increased $90 or 1% to $7,449 as compared to $7,359 in 1999. This increase resulted from higher interest rates on lower borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $380 in 2000 as compared to $505 in 1999.

    The Operating Partnership completed two preferred unit transactions in the second and third quarters of 1999 which resulted in net proceeds of approximately $104,571. The Company used approximately $102,300 to reduce borrowings. The reduction of net income for the quarter ended March 31, 2000 associated with issuing the preferred units was $845.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), JP Realty, Inc. is required to distribute to its stockholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. During the quarter ended March 31, 2000, the Company declared a distribution of $.48 per share payable April 18, 2000 to the stockholders and unitholders of record as of April 6, 2000.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 2000, the Company's cash and restricted cash amounted to approximately $9.6 million. In addition to its cash and restricted cash, unused capacity under its Credit Facility totaled $92.5 million at March 31, 2000.

    The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Credit Facility.

    The Operating Partnership's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At March 31, 2000, the Operating Partnership's total outstanding indebtedness was approximately $444.9 million. Such indebtedness included: (i) the outstanding balance on the $200 million Credit Facility which equaled $98 million at March 31, 2000 and is due October 2000; (ii) the $12.1 million 8.5% note secured by real estate, which requires a balloon payment of approximately $11.9 million in October 2000; (iii) the $61.2 million 6.37% notes secured by real estate which mature in January 2001; (iv) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (v) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001; (vi) the $100 million senior notes principal payable at $25 million a year beginning March 2005; and (vii) the $83.2 million 6.68% first mortgage, which requires a balloon payment of approximately $73.0 million in September 2008.

    On April 23, 1999, the Operating Partnership issued 510,000 8.75% Series A preferred units ("Series A Preferred Units") in a private placement. Each
Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% preferred units ("Series B Preferred Units") in a private placement. Each Series B Preferred Unit represents a limited partnership interest with a liquidation value of twenty-five dollars per unit. The Company used proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Credit Facility and increase operating cash. On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% preferred units ("Series C Preferred Units") in a private placement. Each Series C Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Company used the gross proceeds of $8 million to pay transaction costs and for the partial repayment of borrowings outstanding under the Credit Facility. Quarterly distributions of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units respectively, on the last day of each March, June, September and December.

    Additional long-term capital needs of the Company relate to the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington, through its consolidated partnership Price Spokane, Limited Partnership. The project is expected to be completed in the third quarter of 2000 and will add approximately 100,000 square feet of GLA. At March 31, 2000, the Operating Partnership had expended an aggregate of approximately $14.0 million for expansion costs and anticipates expending an additional $6.3 million to complete the project, which will be funded by the Credit Facility. The Company is currently involved in smaller expansion and renovation projects of its properties, which will also be financed by the Credit Facility.

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

    On September 2, 1997 the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments are due semi annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility. At March 31, 2000, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation acquisition and debt repayment activities from its Credit Facility as well as other debt and equity financings, including public financings. The Company's ratio of debt-to-total market capitalization was approximately 49% at March 31, 2000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          -----------------------------------------------------------

    The Operating Partnership's exposure to market risk is limited to the impact of fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. Even though its philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk, the Operating Partnership is still vulnerable, however, to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

    The Operating Partnership uses long-term and medium-term debt as a source of capital. At March 31, 2000, the Operating Partnership had approximately $261,519,000 of fixed rate debt, consisting of $100,000,000 unsecured senior notes and $161,519,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The average rate of interest on the fixed rate debt was approximately 7.0% for the period ended March 31, 2000. When debt instruments of this type mature, the Operating Partnership typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Operating Partnership may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Operating Partnership has approximately $12,120,000 in fixed rate debt maturing in 2000.

    The Operating Partnership's Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Operating Partnership's interest expense. At March 31, 2000, the Operating Partnership had approximately $183,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.3% for the period ended March 31, 2000. If the interest rate for the Operating Partnership's variable rate debt increased or decreased by 1% during 2000, the Operating Partnership's interest rate expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,834,000.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

        On May 1, 2000, the Operating Partnership sold 320,000 Series C Preferred Units to SSB Tax Advantage Exchange Fund I, LLC for a purchase price of $8,000,000. The Series C Preferred Units were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereunder. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 11, 2010 or earlier under certain circumstances.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)   EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
4.1                 Form of Debt Security (4.6)*
4.2                 Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                    Manhattan Bank as trustee (4.8)*
4.3                 First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                    Partnership and The Chase Manhattan Bank as  trustee (4.9)*
10.1                Second Amended and Restated Agreement of Limited Partnership of Price Development
                    Company, Limited Partnership**
10.2                Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.3                Loan Agreements related to Mortgage Debt and related documents (10(c))***
            i)      Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price
                    Financing Partnership, L.P.
            ii)     Intentionally Omitted
            iii)    Indenture between Price Capital Corp. and a Trustee
            iv)     Limited Guarantee Agreement (Guarantee of Collection) for outside investors
            v)      Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
            vi)     Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing
                    Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
            vii)    Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                    Partnership, L.P.
            viii)   Management and Leasing Agreement among Price Financing Partnership, L.P. and Price
                    Development Company, Limited Partnership
            ix)     Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6                Registration Rights Agreement among the Company and the Limited Partners of Price
                    Development Company, Limited Partnership (10(g))***
10.7                Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
10.8                Exchange Agreement among the Company and the Limited Partners of Price Development
                    Company, Limited Partnership (10(h))***
10.10               Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee
                    and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))***
10.11               Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                    Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.
                    (Groundlease for Anaheim Plaza) (10(k))***
10.12               Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26,
                    1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                    (10(l))***
10.13               Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
                    August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))***
10.14               Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15               First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership**
10.16               Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership**
10.17               Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership****
10.18               Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership*****
10.19               Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership
27.1                Financial Data Schedule
----------------------
                  * Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12,
                    1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
                 ** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
                *** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
                    under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
               **** Document was previously filed with Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999 and is incorporated herein by reference.
              ***** Document was previously filed with the Operating Partnership's Annual Report on Form 10-K for the year ended
                    December 31, 1999 and is incorporated herein by reference.
(b)                 CURRENT REPORTS ON FORM 8-K
                    None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        Price Development Company,
                                                                        Limited Partnership
                                                                          (Registrant)



             May 12, 2000                                               /s/ G. Rex Frazier
--------------------------------------                                  ---------------------------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


             May 12, 2000                                               /s/ M. Scott Collins
--------------------------------------                                  ---------------------------------------
                (Date)                                                  M. Scott Collins
                                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                                        (PRINCIPAL FINANCIAL
                                                                        & ACCOUNTING OFFICER)

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
4.1                 Form of Debt Security (4.6)*
4.2                 Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                    Manhattan Bank as trustee (4.8)*
4.3                 First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                    Partnership and The Chase Manhattan Bank as  trustee (4.9)*
10.1                Second Amended and Restated Agreement of Limited Partnership of Price Development
                    Company, Limited Partnership**
10.2                Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.3                Loan Agreements related to Mortgage Debt and related documents (10(c))***
            i)      Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price
                    Financing Partnership, L.P.
            ii)     Intentionally Omitted
            iii)    Indenture between Price Capital Corp. and a Trustee
            iv)     Limited Guarantee Agreement (Guarantee of Collection) for outside investors
            v)      Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
            vi)     Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing
                    Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
            vii)    Note Issuance Agency Agreement between Price Capital Corp. and Price Financing
                    Partnership, L.P.
            viii)   Management and Leasing Agreement among Price Financing Partnership, L.P. and Price
                    Development Company, Limited Partnership
            ix)     Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6                Registration Rights Agreement among the Company and the Limited Partners of Price
                    Development Company, Limited Partnership (10(g))***
10.7                Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
10.8                Exchange Agreement among the Company and the Limited Partners of Price Development
                    Company, Limited Partnership (10(h))***
10.10               Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee
                    and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))***
10.11               Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                    Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.
                    (Groundlease for Anaheim Plaza) (10(k))***
10.12               Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26,
                    1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                    (10(l))***
10.13               Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
                    August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))***
10.14               Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15               First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership**
10.16               Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership**
10.17               Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership****
10.18               Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership*****
10.19               Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                    Development Company, Limited Partnership
27.1                Financial Data Schedule
--------------------------
                  * Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12,
                    1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
                 ** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
                *** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844,
                    under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
               **** Document was previously filed with Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1999 and is incorporated herein by reference.
              ***** Document was previously filed with the Operating Partnership's Annual Report on Form 10-K for the year ended
                    December 31, 1999 and is incorporated herein by reference.
(b)                 CURRENT REPORTS ON FORM 8-K
                    None