Form 10-Q
period 2000-06-30
PRICE DEVELOPMENT CO LP
filed 2000-08-10
CIK 1045334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                      FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

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

                                         INDEX


PART I:    FINANCIAL INFORMATION                                                       PAGE
--------------------------------                                                       ----
Item 1.     Financial Statements                                                          3
            Condensed Consolidated Balance Sheet as of June 30, 2000
             and December 31, 1999                                                        4
            Condensed Consolidated Statement of Operations for the Three Months
             and Six Months ended June 30, 2000 and 1999                                  5
            Condensed Consolidated Statement of Cash Flows for the
             Six Months ended June 30, 2000 and 1999                                      6
            Notes to Financial Statements                                                 7
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                          12
Item 3.     Quantitative and Qualitative Disclosures About Market Risk                   15

PART II:    OTHER INFORMATION
-----------------------------
Item 1.     Legal Proceedings                                                            16
Item 2.     Changes in Securities and Use of Proceeds                                    16
Item 3.     Defaults Upon Senior Securities                                              16
Item 4.     Submission of Matters to a Vote of Security Holders                          16
Item 5.     Other Information                                                            16
Item 6.     Exhibits and Reports on Form 8-K                                             16


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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and Price Development Company, Limited Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2000 and Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               (UNAUDITED)
                                                                ---------
                                                                 JUNE 30,           DECEMBER 31,
                                                                   2000                 1999
                                                               ------------         ------------

ASSETS
Real Estate Assets, Including Assets Under Development
 of $22,229 and $18,389                                        $    889,942        $     876,388
 Less:  Accumulated Depreciation                                   (144,036)            (135,027)
                                                               ------------        -------------
    Net Real Estate Assets                                          745,906              741,361
Cash                                                                  5,490                7,767
Restricted Cash                                                       4,004                3,149
Other Assets                                                         21,435               23,949
                                                               ------------        -------------
                                                               $    776,835        $     776,226
                                                               ============        =============
LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                     $    439,049        $     438,241
Accounts Payable and Accrued Expenses                                16,076               16,716
Distributions Payable                                                 9,511                   --
Other Liabilities                                                       826                  847
                                                               ------------        -------------
                                                                    465,462              455,804
                                                               ------------        -------------
Minority Interest                                                     2,272                2,429
                                                               ------------        -------------
Commitments and Contingencies
Partners' Capital
  General Partner                                                   167,430              182,951
  Preferred Limited Partner                                         112,327              104,571
  Common Limited Partners                                            29,344               30,471
                                                               ------------        -------------
                                                                    309,101              317,993
                                                               ------------        -------------
                                                               $    776,835        $     776,226
                                                               ============        =============


                              See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                               FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                                 JUNE 30,
                                            ---------------------------------        ----------------------------------
                                                 2000               1999                  2000                1999
                                            --------------     --------------        --------------       -------------
Revenues
  Minimum Rents                             $       24,954     $       23,215        $       49,487       $      48,169
  Percentage and Overage Rents                         315                306                   752                 730
  Recoveries from Tenants                            7,744              7,159                15,193              13,927
  Interest                                             164                161                   316                 284
  Other                                              1,077                 67                 1,405                 209
                                            --------------     --------------        --------------       -------------
                                                    34,254             30,908                67,153              63,319
                                            --------------     --------------        --------------       -------------
Expenses
  Operating and Maintenance                          6,087              5,332                11,714              10,778
  Real Estate Taxes and Insurance                    3,627              3,531                 7,303               6,839
  General and Administrative                         1,558              1,737                 3,177               3,531
  Depreciation                                       6,188              6,195                12,546              11,442
  Amortization of Deferred Financing Costs             399                415                   807                 838
  Amortization of Deferred Leasing Costs               186                177                   358                 345
  Interest                                           7,642              7,340                15,091              14,699
                                            --------------     --------------        --------------       -------------
                                                    25,687             24,727                50,996              48,472
                                            --------------     --------------        --------------       -------------
                                                     8,567              6,181                16,157              14,847
Minority Interest in (Income) Loss of
Consolidated Partnerships                             (67)                 96                   146                (927)
Gain on Sale of Real Estate                          1,386                 --                 1,629                  --
                                            --------------     --------------        --------------       -------------
Net Income                                           9,886              6,277                17,932              13,920
Preferred Unit Distribution                         (2,521)              (211)               (4,926)               (211)
                                            --------------     --------------        --------------       -------------
Net Income Available to Common Unitholders  $        7,365     $        6,066        $       13,006       $      13,709
                                            ==============     ==============        ==============       =============
Basic Earnings Per Partnership Unit         $         0.37     $         0.28        $         0.65       $        0.64
                                            ==============     ==============        ==============       =============
Diluted Earnings Per Partnership Unit       $         0.37     $         0.28        $         0.65       $        0.64
                                            ==============     ==============        ==============       =============
Basic Weighted Average Number of
 Partnership Units Outstanding                      19,855             21,318                20,014              21,318
Add:  Dilutive Effect of Stock Options                  10                 56                     6                  47
                                            --------------     --------------        --------------       -------------
Diluted Weighted Average Number of
 Partnership Units Outstanding                      19,865             21,374                20,020              21,365
                                            ==============     ==============        ==============       =============

                              See accompanying notes to financial statements.

                     PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                             For the Six Months ended June 30,
                                                          --------------------------------------
                                                                 2000                 1999
                                                          -----------------    -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
CASH FLOWS FROM INVESTING ACTIVITIES                      $          35,381    $          28,359
                                                          -----------------    -----------------
Real Estate Assets, Developed or Acquired,
 Net of Accounts Payable                                            (21,866)             (26,381)
Proceeds from Sales of Real Estate                                    1,831                   --
Increase in Restricted Cash                                            (855)                (513)
                                                          -----------------    -----------------
    Net Cash Used in Investing Activities                           (20,890)             (26,894)
                                                          -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                             16,500               20,284
Repayment of Borrowings                                             (15,692)             (23,989)
Proceeds from Minority Partners                                          36                   --
Net Proceeds from Issuance of Preferred Units                         7,756               12,345
Distributions to Preferred Unitholders                               (4,926)                (211)
Distributions to Minority Interests                                     (47)                 (32)
Distributions to Partners                                            (9,511)              (9,894)
Deferred Financing Costs                                               (252)                (258)
Repurchase of Common Units                                          (10,632)                  --
                                                          -----------------    -----------------
    Net Cash Used in Financing Activities                           (16,768)              (1,755)
                                                          -----------------    -----------------

Net Decrease in Cash                                                 (2,277)                (290)
Cash, Beginning of Period                                             7,767                5,123
                                                          -----------------    -----------------
Cash, End of Period                                       $           5,490    $           4,833
                                                          =================    =================

                              See accompanying notes to financial statements.

          PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    Price Development Company, Limited Partnership (the "Operating Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national, regional and retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds a controlling 82% general partner interest in, the Operating Partnership. As calculated, the Company's percentage of general partner interest in the Operating Partnership was based on the number of outstanding common units of limited partner interest (excluding outstanding preferred units of the limited partner interest) on June 30, 2000. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the context requires otherwise.

    The interim financial data for the three and six months ended June 30, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain amounts in the financial statements have been reclassified to conform with the second quarter 2000 presentation.

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

    As a result of adopting the Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues were restated and reduced by $830 and $1,408 during the three and six months ended June 30, 1999, respectively, which amounts will be recognized during the fourth quarter of 1999. In addition, if the change in revenue recognition described above had not been made, the net income for the three and six months ended June 30, 1999 would have been $5,741 and $12,579, respectively, and basic and diluted earnings per share would have been $0.33 and $0.32 for the three months, and $0.71 and $0.71 for the six months, respectively.


2.  BORROWINGS

                                                                                  JUNE 30,
                                                                             ----------------
                                                                                    2000
                                                                             ----------------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                   $        100,000
Credit facility, unsecured; weighted average interest at 7.11%
 during 2000 due in 2000                                                               92,500
Mortgage payable, secured by real estate; interest at 6.68%, due in 2008               82,993
Notes, secured by real estate; interest at 6.37%, due in 2001                          61,223
Construction loan, secured by real estate; interest at 8.19%
 as of June 30, 2000, due in 2001                                                      43,792
Construction loan, secured by real estate; interest at 8.19%
 as of June 30, 2000, due in 2001                                                      41,600
Mortgage payable, secured by real estate; interest at 8.5%,  due in 2000               11,981
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99% maturing 2000 to 2095                                               4,960
                                                                             ----------------
                                                                             $        439,049
                                                                             ================

      On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Credit Facility") from a syndicate of banks. On December 18, 1997, the amount was increased to $200,000. The Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination, of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 70 to 130 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The Credit Facility is used for general corporate purposes including stock repurchase, development, working capital, repayment of indebtedness and/or amortization payments. The facility contains restrictive covenants, including limitations on the amount of secured and unsecured debt, and requires the Operating Partnership to maintain certain financial ratios. At June 30, 2000, the Operating Partnership was in compliance with all these covenants. The Credit Facility was paid-off and replaced with a new credit facility (note 8) on July 28, 2000.

      The $100,000 notes have an interest rate of 7.29% payable semi annually on March 11th and September 11th of each year. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%.

3.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the six months ended June 30, 2000 and 1999 is presented as if the 1999 issuances of Series A and Series B Preferred Units and the 2000 issuance of Series C Preferred Units (Note 4) had been consummated as of January 1, 1999.


                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                                   2000               1999
                                                              --------------    ---------------
Total Revenues                                                $       67,153    $        63,319
Net Income Available to Common Unitholder                     $       12,963    $        12,154
Basic Earnings Per Partnership Unit Share                     $         0.65    $          0.57
Diluted Earnings Per Partnership Unit Share                   $         0.65    $          0.57


      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the issuances of Series A, Series B and Series C Preferred Units been completed as of the beginning of the periods presented, nor does it purport to represent the results of operations for future periods.

4.  PARTNERS' CAPITAL

    The following table summarizes changes in partners' capital since December 31, 1999:

                                                                   PREFERRED         COMMON
                                                   GENERAL          LIMITED          LIMITED
                                                   PARTNER          PARTNER         PARTNERS        TOTAL
                                                -------------    ------------     -----------    -----------
Partners' Capital at December 31, 1999          $     182,951    $    104,571     $    30,471    $   317,993
Conversion of Limited Partners' Interests                   1              --              (1)            --
Preferred Units Issued                                     --           7,756              --          7,756
Distributions Paid                                     (7,766              --          (1,745)        (9,511)
Distributions Accrued                                  (7,766)             --          (1,745)        (9,511)
Net Income                                             10,642           4,926           2,364         17,932
Preferred Unit Distribution                                --          (4,926)             --         (4,926)
Repurchase of Common Units                            (10,632)             --              --        (10,632)
                                                -------------     -----------     -----------    -----------
Partners' Capital at June 30, 2000              $     167,430     $   112,327     $    29,344    $   309,101
                                                =============     ===========     ===========    ===========

    On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units (the "Series A Preferred Units") in a private placement. Each Series A Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12,345 for the partial repayment of borrowings outstanding under the Credit Facility.

    On July 28, 1999, the Operating Partnership also issued 3,800,000 Series B 8.95% cumulative redeemable preferred units (the "Series B Preferred Units") in a private placement. Each Series B Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds of approximately $92,226 to repay $90,000 in borrowings outstanding under the Credit Facility and to increase operating cash.

    On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units (the "Series C Preferred Units") in a private placement. Each Series C Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $7,756 for the partial repayment of borrowings outstanding under the Credit Facility.

    The Operating Partnership makes quarterly distributions to the holders of the Series A, Series B and Series C Preferred Units on the last day of each March, June, September and December. For the six months ended June 30, 2000, distributions for the Series A, Series B and Series C Preferred Units were approximately $558, $4,251 and $117, respectively.

    In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. Through December 31, 1999, the Company had repurchased approximately 856,600 shares of Common Stock for a total cost of approximately $14,366. During the six months ended June 30, 2000, approximately 606,500 additional shares of stock were purchased for $10,632. All shares which have been repurchased have been retired. The Operating Partnership repurchased an equivalent number of Common Units from the Company.

5.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following information presents the Operating Partnership's three reportable segments - 1) regional malls, 2) community centers and 3) commercial properties in conformity with SFAS No. 131.

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

    The regional mall segment consists of 18 regional malls in seven states containing approximately 10,291,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

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

    The table below presents information about the Operating Partnership's reportable segments for the six months ending June 30:

                                           REGIONAL          COMMUNITY        COMMERCIAL
                                             MALLS            CENTERS         PROPERTIES          OTHER            TOTAL
                                         -------------     -------------    --------------    -------------    -------------
2000
----
Total Revenues                           $      53,725     $       9,182    $        3,808    $         438    $      67,153
Property Operating Expenses (1)                 15,894             2,315               796               12           19,017
                                         -------------     -------------    --------------    -------------    -------------
Property NOI (2)                                37,831             6,867             3,012              426           48,136
Unallocated Expenses (3)                            --                --                --          (31,979)         (31,979)
Unallocated Minority Interest (4)                   --                --                --              146              146
Unallocated Other(5)                                --                --                --            1,629            1,629
Consolidated Net Income                             --                --                --               --           17,932
Additions to Real Estate Assets                 15,971               843               407               --           17,221
Total Assets (6)                               646,292            83,232            30,644           16,667          776,835

1999
----
Total Revenues                           $      48,559     $      10,625    $        3,634    $         501    $      63,319
Property Operating Expenses (1)                 14,719             2,070               828               --           17,617
                                         -------------     -------------    --------------    -------------    -------------
Property NOI (2)                                33,840             8,555             2,806             501            45,702
Unallocated Expenses (3)                            --                --                --         (30,855)          (30,855)
Unallocated Minority Interest (4)                   --                --                --            (927)             (927)
Consolidated Net Income                             --                --                --              --            13,920
Additions to Real Estate Assets                 21,048             4,820               746              74            26,688
Total Assets (6)                               610,582            83,785            31,119          20,980           746,466

-----------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance as listed in the condensed consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income or loss of consolidated partnerships as listed in the condensed consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.

6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of the Operating Partnership elected to convert 125 and 2000 common units of limited partner interest having a recorded value of $1 and $2, respectively, into an equal number of shares of common stock during the six months ended June 30, 2000 and 1999, respectively.

                                                             JUNE 30,         JUNE 30,
                                                               2000             1999
                                                          --------------   --------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions accrued for general partner not paid        $       7,766    $        8,184
Distributions accrued for limited partners not paid       $       1,745    $        1,710


7.    SUBSEQUENT EVENTS

      On July 28, 2000, the Operating Partnership replaced its Credit Facility with a new $200,000 unsecured credit facility (the "2000 Credit Facility") from a syndicate of banks lead by Bank One, NA. The 2000 Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination of (i) the higher of the federal funds rate plus 50 basis points or the prime rate, or (ii) LIBOR plus a spread of 80 to 145 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 2000 Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The 2000 Credit Facility will be used for general corporate purposes including development, working capital, repayment of indebtedness and/or amortization payments. The 2000 Credit Facility contains restrictive covenants, including limitations on the amount of secured and unsecured debt and requires the Operating Partnership to maintain certain financial ratios. The 2000 Credit Facility was used to pay-off and replace the old Credit Facility on July 28, 2000.

      On August 1, 2000, the Operating Partnership paid-off the mortgage payable on Silver Lake Mall bearing an interest rate of 8.5% per annum and having a principal balance of $11,950 with borrowings from the 2000 Credit Facility.

ITEM  2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
      -------------------------------------------------------------------------
      OF OPERATIONS
      -------------

OVERVIEW

      The   following  discussion  should  be  read  in  conjunction  with  the
Consolidated Financial Statements of the Operating Partnership and the notes thereto appearing elsewhere herein.

      JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operating, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held an 82% controlling general partner interest in, Price Development Company, Limited Partnership ("the Operating Partnership") as of June 30, 2000. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one freestanding retail property and six mixed-use commercial properties.

      The Company's operations in 2000 were positively impacted by the October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of a sixteen screen Cinemark Theater at Provo Towne Center, the expansion at Boise Towne Plaza as well as its other development activities. Since June 30, 1999, development activities added a combined 473,700 square feet of total gross leasable area ("GLA") to the retail portfolio (46,500 in June 1999, 6,000 in September 1999, 335,000 in October 1999, 74,000 in November 1999 and 12,200 in December 1999).

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

      As a result of adopting the Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues were restated and reduced by $830 and $1,408 during the three and six months ended June 30, 1999, respectively, which amounts were moved into the fourth quarter of 1999. In addition, if the change in revenue recognition described above had not been made, the net income for the three and six months ended June 30, 1999 would have been $5,741 and $12,579, respectively, or $0.33, and $0.32 for the three months and $0.71 and $0.71 for the six months, respectively, per basic and diluted earnings per share.

RESULTS OF OPERATIONS

      COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999 (DOLLARS IN THOUSANDS)

      Total revenues for the six months ended June 30, 2000 increased $3,834 or 6% to $67,153 as compared to $63,319 in 1999.

      This increase is primarily attributable to a $1,318 or 3% increase in minimum rents to $49,487 as compared to $48,169 in 1999. The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $1,845 to the minimum rent increase. The remaining growth in minimum rents was the result of internal growth offset by $1,957 from a one-time, non-cash transaction recorded in 1999.

      Other revenues increased $1,196 to $1,405 as compared to $209 in 1999. This increase is due to redevelopment agency sums for the current period plus the final settlement of such sums related to 1999.

      Revenues recognized from straight-line rents were $799 in 2000 and $623 in 1999.

      Recoveries from tenants increased $1,266 or 9% to $15,193 as compared to $13,927 in 1999. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $936 or 9% and $464 or 7%, respectively. The opening of the Mall at Sierra Vista and Cinemark Theatre at Provo Towne Center contributed $366 to recoveries from tenants, $352 to property operating expenses, including operating and maintenance, and $249 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% in 2000 compared to 79% in 1999.

      General and administrative expense decreased $354 or 10% to $3,177 in 2000 as compared to $3,531 in 1999. The decrease is primarily due to decreased insurance expenses related to the Company's health insurance plan and decreased legal expenses.

      Depreciation and amortization increased $1,086 or 9% to $13,711 as compared to $12,625 in 1999. This increase is attributable to higher depreciation expense from newly developed GLA offset by the effect of changes in asset lives on certain tenant improvements in 1999.

      Interest expense increased $392 or 3% to $15,091 as compared to $14,699 in 1999. This increase resulted from higher interest rates on lower borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $800 in 2000 as compared to $1,039 in 1999.

      The Operating Partnership completed three preferred unit transactions. One in each of the second and third quarters of 1999 and second quarter 2000, which resulted in net proceeds of approximately $112,327. The Company used approximately $110,100 to reduce borrowings. The reduction of net income for the six months ended June 30, 2000 associated with issuing the preferred units was approximately $322.

      Gain on sale of real estate in 2000 was $1,629 as compared to no sales in 1999.

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999 (DOLLARS IN THOUSANDS)

    Total revenues for the three months ended June 30, 2000 increased $3,346 or 11% to $34,254 as compared to $30,908 in 1999.

    This increase is primarily attributable to a $1,739 or 7% increase in minimum rents to $24,954 as compared to $23,215 in 1999. The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of Cinemark Theatre at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $990 to the minimum rent increase. The remaining growth in minimum rents was the result of other internal growth.

    Other revenues increased $1,010 to $1,077 as compared to $67 in 1999. This increase is due to redevelopment agency sums for the current period plus the final settlement of such sums related to 1999.

    Revenues recognized from straight-line rents were $402 in 2000 and $343 in 1999.

    Recoveries from tenants increased $585 or 8% to $7,744 as compared to $7,159 in 1999. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $755 or 14% and $96 or 3%, respectively. The opening of The Mall at Sierra Vista and Cinemark Theatre at Provo Towne Center contributed $135 to recoveries from tenants, $156 to property operating expenses, including operating and maintenance, and $117 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% in 2000 compared to 81% in 1999.

    General and administrative expense decreased $179 or 10% to $1,558 in 2000 as compared to $1,737 in 1999. The decrease is primarily due to decreased insurance expenses related to the Company's health insurance plan and decreased legal expenses.

    Depreciation and amortization decreased $14 to $6,773 from $6,787 in 1999. The decrease is the result of charges from changes in asset lives on certain tenant improvements in 1999 for $638 offset by the increase from newly developed GLA.

    Interest expense increased $302 or 4% to $7,642 as compared to $7,340 in 1999. This increase resulted from higher interest rates on lower borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $420 in 2000 as compared to $534 in 1999.

    The Operating Partnership completed three preferred unit transactions. One in each of the second and third quarters of 1999 and second quarter of 2000, which resulted in net proceeds of approximately $112,327. The Company used approximately $110,100 to reduce borrowings. The reduction of net income for the quarter ended June 30, 2000 associated with issuing the preferred units was $128.

    Gain on sale of real estate was $1,386 as compared to no sales in 1999.

 LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), JP Realty, Inc. is required to distribute to its stockholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended June 30, 2000, the Company declared a dividend of $.48 per share payable July 18, 2000 to the stockholders of record as of July 7, 2000.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of June 30, 2000, the Company's cash and restricted cash amounted to approximately $9.5 million. In addition to its cash and restricted cash, unused capacity under its Credit Facility at June 30, 2000, totaled $98 million.

    The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the new 2000 Credit Facility.

    The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At June 30, 2000, the Company's total outstanding indebtedness was approximately $439.0 million. Such indebtedness included: (i) the outstanding balance on the $200 million Credit Facility which equaled $92.5 million at June 30, 2000 and was paid-off with borrowings from the new 2000 Credit Facility on July 28, 2000 (note 8) which is due July 28, 2003; (ii) the $12 million 8.5% note secured by real estate, which required a balloon payment of approximately $11.9 million and was paid-off with borrowings from the new 2000 Credit Facility on August 1, 2000 (note 8); (iii) the $61.2 million 6.37% notes secured by real estate which mature in January 2001; (iv) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (v) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001; (vi) the $100 million senior notes principal payable of $25 million a year beginning March 2005; and (vii) the $83 million 6.68% first mortgage, which requires a balloon payment of approximately $73.0 million in September 2008.

    On  April  23, 1999, the Operating  Partnership  issued  510,000  Series  A
Preferred Units in a private placement. Each Series A Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating
Partnership  also  issued  3,800,000  Series  B  Preferred Units in  a  private placement. Each Series B Preferred Unit represents a unit of limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Credit Facility and to increase operating cash. On May 1, 2000, the Operating Partnership issued 320,000 Series C Preferred Units in a private placement. Each Series C Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of $7.7 million to pay transaction costs and for the partial repayment of borrowings outstanding under the Credit Facility. Quarterly distributions of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December.

    Additional long-term capital needs of the Company relate to the expansion of NorthTown Mall, an enclosed regional mall in Spokane, Washington, through
its consolidated partnership Price Spokane, Limited  Partnership.   The project
is expected to be completed in the third quarter of 2000 and will add approximately 95,000 square feet of GLA. At June 30, 2000, the Operating Partnership had expended an aggregate of approximately $14 million for
expansion   costs  and   anticipates  expending
an additional $8 million to complete the project, which will be funded by the new 2000 Credit Facility. The Company is currently involved in smaller expansion and renovation projects at several of its properties, which will also be financed by the new 2000 Credit Facility.

    The Company is also contemplating the expansion and renovation of several of its existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the new 2000 Credit Facility together with equity and debt offerings and individual property financing. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility. At June 30, 2000, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from its new 2000 Credit Facility as well as other debt and equity financings, including public financing. The Company's ratio of debt-to-total market capitalization was approximately 48% at June 30, 2000.

    The statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements, including statements regarding the Company's expectations, budgets, estimates and contemplations. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Certain factors that might cause such differences include those relating to changes in economic climate, local conditions, law and regulations, the availability of acceptable financing, the relative illiquidity of real property investments, the potential bankruptcy of tenants and the development, redevelopment or expansion of properties.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

    The Company's exposure to market risk is limited to fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. Even though its philosophy is to maintain a fairly low tolerance to interest rate fluctuation risk, the Company is still vulnerable, however, to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

    The Company uses long-term and medium-term debt as a source of capital. At June 30, 2000, the Company had approximately $261,157,000 of fixed rate debt, which consisted of $100,000,000 unsecured senior notes and $161,157,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2000 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 7.0% for the six months ended June 30, 2000. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. At June 30, 2000, the Company had approximately $12,027,000 in fixed rate debt maturing during 2000. On August 1, 2000, the Company paid-off $11,950,000 of this fixed rate debt using borrowings from its new 2000 Credit Facility (note 8).

    The Company's Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At June 30, 2000, the Company had approximately $177,892,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.4% for the six months ended June 30, 2000. If the interest rate for the Company's variable rate debt increased or decreased by 1% during 2000, the Company's interest expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,778,000, annually.

    Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by the Company to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in the Company's financial structure.

                                        PART II

ITEM 1.  LEGAL PROCEEDINGS
         ------------------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)   Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
------                               ------------
4.1                Form of Debt Security (4.6)*
4.2                Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                   Manhattan Bank as trustee (4.8)*
4.3                First Supplemental Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase Manhattan Bank as  trustee (4.9)*
10.1               Second Amended and Restated Agreement of Limited Partnership of Price Development Company,
                   Limited Partnership**
10.2               Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.3               Loan Agreements related to Mortgage Debt and related documents (10(c))***
          i)       Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price
                   Financing Partnership, L.P.
          ii)      Intentionally Omitted
          iii)     Indenture between Price Capital Corp. and a Trustee
          iv)      Limited Guarantee Agreement (Guarantee of Collection) for outside investors
          v)       Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
          vi)      Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing
                   Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
          vii)     Note Issuance Agency Agreement between Price Capital Corp. and Price Financing Partnership,
                   L.P.
          viii)    Management and Leasing Agreement among Price Financing Partnership, L.P. and Price Development
                   Company, Limited Partnership
          ix)      Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6               Registration Rights Agreement among the Company and the Limited Partners of Price Development
                   Company, Limited Partnership (10(g))***
10.7               Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
10.8               Exchange Agreement among the Company and the Limited Partners of Price Development Company,
                   Limited Partnership (10(h))***
10.10              Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and
                   C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))***
10.11              Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                   Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.  (Groundlease for
                   Anaheim Plaza) (10(k))***
10.12              Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza) (10(l))***
10.13              Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August
                   1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))***
10.14              Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15              First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership**
10.16              Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership**
10.17              Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership****
10.18              Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership*****
10.19              Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership******
27.1               Financial Data Schedule

------------------------

      * Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
     ** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1999 and are incorporated herein by reference.
    *** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
   **** Document was previously filed with Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999 and is incorporated herein by reference.
  ***** Document was previously filed with the Operating Partnership's Annual Report on Form 10-K for the year ended
        December 31, 1999 and is incorporated herein by reference.
 ****** Document was previously filed with Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March
        31, 2000 and is incorporated herein by reference.

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

                                        PRICE DEVELOPMENT COMPANY,
                                        LIMITED PARTNERSHIP
                                        (Registrant)
                                        By: JP Realty, Inc., its General Partner



            August 10, 2000              /s/ G. Rex Frazier
    -----------------------------       ----------------------------
                (Date)                  G. Rex Frazier
                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                        AND DIRECTOR


            August 10, 2000               /s/ M. Scott Collins
    ------------------------------      -----------------------------
                (Date)                  M. Scott Collins
                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL
                                         & ACCOUNTING OFFICER)

EXHIBIT
NUMBER                               DESCRIPTION
------                               ------------
4.1                Form of Debt Security (4.6)*
4.2                Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                   Manhattan Bank as trustee (4.8)*
4.3                First Supplemental Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase Manhattan Bank as  trustee (4.9)*
10.1               Second Amended and Restated Agreement of Limited Partnership of Price Development Company,
                   Limited Partnership**
10.2               Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.3               Loan Agreements related to Mortgage Debt and related documents (10(c))***
          i)       Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price
                   Financing Partnership, L.P.
          ii)      Intentionally Omitted
          iii)     Indenture between Price Capital Corp. and a Trustee
          iv)      Limited Guarantee Agreement (Guarantee of Collection) for outside investors
          v)       Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
          vi)      Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing
                   Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
          vii)     Note Issuance Agency Agreement between Price Capital Corp. and Price Financing Partnership,
                   L.P.
          viii)    Management and Leasing Agreement among Price Financing Partnership, L.P. and Price Development
                   Company, Limited Partnership
          ix)      Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6               Registration Rights Agreement among the Company and the Limited Partners of Price Development
                   Company, Limited Partnership (10(g))***
10.7               Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
10.8               Exchange Agreement among the Company and the Limited Partners of Price Development Company,
                   Limited Partnership (10(h))***
10.10              Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and
                   C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))***
10.11              Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                   Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.  (Groundlease for
                   Anaheim Plaza) (10(k))***
10.12              Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza) (10(l))***
10.13              Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August
                   1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))***
10.14              Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15              First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership**
10.16              Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership**
10.17              Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership****
10.18              Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership*****
10.19              Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                   Development Company, Limited Partnership******
27.1               Financial Data Schedule

------------------------

      * Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
     ** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1999 and are incorporated herein by reference.
    *** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
   **** Document was previously filed with Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended
        September 30, 1999 and is incorporated herein by reference.
  ***** Document was previously filed with the Operating Partnership's Annual Report on Form 10-K for the year ended
        December 31, 1999 and is incorporated herein by reference.
 ****** Document was previously filed with Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended March
        31, 2000 and is incorporated herein by reference.