Form 10-Q
period 2000-09-30
PRICE DEVELOPMENT CO LP
filed 2000-11-09
CIK 1045334

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000

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






                                         INDEX
                                         -----

PART I:  FINANCIAL INFORMATION                                                                              PAGE
         ---------------------                                                                            --------
Item 1.              Financial Statements                                                                        3
                     Condensed Consolidated Balance Sheet as of September 30, 2000
                      and December 31, 1999                                                                      4
                     Condensed Consolidated Statement of Operations for the Three Months
                      and Nine months ended September 30, 2000 and 1999                                          5
                     Condensed Consolidated Statement of Cash Flows for the
                      Nine months ended September 30, 2000 and 1999                                              6
                     Notes to Financial Statements                                                               7
Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                        12
Item 3.              Quantitative and Qualitative Disclosures About Market Risk                                 16

PART II:  OTHER INFORMATION
---------------------------
Item 1.              Legal Proceedings                                                                           17
Item 2.              Changes in Securities and Use of Proceeds                                                   17
Item 3.              Defaults Upon Senior Securities                                                             17
Item 4.              Submission of Matters to a Vote of Security Holders                                         17
Item 5.              Other Information                                                                           17
Item 6.              Exhibits and Reports on Form 8-K                                                            17

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of Price Development Company Limited Partnership may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of Price Development Company Limited Partnership. Investors are cautioned that the Price Development Company Limited Partnership's actual results could differ materially from those set forth in such forward-looking statements.




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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and Price Development Company, Limited Partnership's Quarterly Reports on Form 10-Q for the three months ended March 31, 2000 and the six months ended June 30, 2000 and the Annual Report on Form 10-K for the year ended December 31, 1999, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                     --------------
                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                          2000                  1999
                                                                     --------------          ------------
ASSETS
Real Estate Assets, Including Assets Under Development
 of $26,991 and $18,389                                              $      900,471          $    876,388
 Less:  Accumulated Depreciation                                           (149,822)             (135,027)
                                                                     --------------          ------------
    Net Real Estate Assets                                                  750,649               741,361
Cash                                                                          6,049                 7,767
Restricted Cash                                                               4,088                 3,149
Accounts Receivable, net                                                      8,320                10,368
Deferred Charges, net                                                         8,089                 7,526
Other Assets                                                                  6,397                 6,055
                                                                     --------------          ------------
                                                                     $      783,592          $    776,226
                                                                     ==============          ============
LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                           $      449,251          $    438,241
Accounts Payable and Accrued Expenses                                        16,874                16,716
Distributions Payable                                                         9,511                    --
Other Liabilities                                                               846                   847
                                                                     --------------          ------------
                                                                            476,482               455,804
                                                                     --------------          ------------
Minority Interest                                                             2,107                 2,429
                                                                     --------------          ------------
Commitments and Contingencies
Partners' Capital
  General Partner                                                           164,085               182,951
  Preferred Limited Partners                                                112,327               104,571
  Common Limited Partners                                                    28,591                30,471
                                                                     --------------          ------------
                                                                            305,003               317,993
                                                                     --------------          ------------
                                                                     $      783,592          $    776,226
                                                                     ==============          ============




                              See accompanying notes to financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                                             FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                           -------------------------------       -----------------------------
                                                               2000               1999              2000              1999
                                                           ------------       ------------       -----------       -----------
Revenues
  Minimum Rents                                            $     26,038       $     23,316       $    75,525       $    71,486
  Percentage and Overage Rents                                      376                218             1,128               948
  Recoveries from Tenants                                         8,174              7,785            23,367            21,712
  Interest                                                          238                147               554               431
  Other                                                             374                 62             1,779               271
                                                           ------------       ------------       -----------       -----------
                                                                 35,200             31,528           102,353            94,848
                                                           ------------       ------------       -----------       -----------
Expenses
  Operating and Maintenance                                       6,663              5,881            18,377            16,660
  Real Estate Taxes and Insurance                                 3,580              3,398            10,883            10,236
  General and Administrative                                      1,699              1,535             4,876             5,067
  Depreciation                                                    7,188              5,674            19,734            17,116
  Amortization of Deferred Financing Costs                          424                400             1,231             1,238
  Amortization of Deferred Leasing Costs                            211                137               569               482
  Interest                                                        7,861              6,324            22,952            21,023
                                                           ------------       ------------       -----------       -----------
                                                                 27,626             23,349            78,622            71,822
                                                           ------------       ------------       -----------       -----------
                                                                  7,574              8,179            23,731            23,026
Minority Interest in Loss (Income) of
 Consolidated Partnerships                                          144                216               290              (711)
Gain on Sales of Real Estate                                        373                 --             2,002                --
                                                           ------------       ------------       -----------       -----------
Net Income Before Extraordinary Item                              8,091              8,395            26,023            22,315
Extraordinary Item - Loss on Early Extinguishment
of Debt                                                             (98)              (985)              (98)             (985)
                                                           ------------       ------------       -----------       -----------
Net Income                                                        7,993              7,410            25,925            21,330
Preferred Unit Distribution                                      (2,579)            (1,135)           (7,505)           (3,502)
                                                           ------------       ------------       -----------       -----------
Net Income Available to Common Unitholders                 $      5,414       $      6,275       $    18,420       $    17,828
                                                           ============       ============       ===========       ===========
Basic Earning Per Partnership Unit
 Income Before Extraordinary Item                          $       0.28       $       0.34       $      0.93       $      0.88
 Extraordinary Item                                               (0.01)             (0.05)            (0.01)            (0.05)
                                                           ------------       ------------       -----------       -----------
 Net Income                                                $       0.27       $       0.29       $      0.92       $      0.83
                                                           ============       ============       ===========       ===========
Diluted Earnings Per Partnership Unit
 Income Before Extraordinary Item                          $       0.28       $       0.34       $      0.93       $      0.88
 Extraordinary Item                                               (0.01)             (0.05)            (0.01)            (0.05)
                                                           ------------       ------------       -----------       -----------
 Net Income                                                $       0.27       $       0.29       $      0.92       $      0.83
                                                           ============       ============       ===========       ===========
Basic Weighted Average Number of
 Partnership Units Outstanding                                   19,855             21,318            19,961            21,318
Add:  Dilutive Effect of Stock Options                               17                 41                 9                45
                                                           ------------       ------------       -----------       -----------
Diluted Weighted Average Number of
 Partnership Units Outstanding                                   19,872             21,359            19,970            21,363
                                                           ============       ============       ===========       ===========

                     PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                                        For the Nine Months ended September 30,
                                                                       -----------------------------------------
                                                                              2000                    1999
                                                                       ----------------         ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $         51,208         $         40,484
                                                                       ----------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate Assets, Developed or Acquired, Net of Accounts Payable              (33,773)                 (44,015)
Proceeds from Sales of Real Estate                                                2,289                       --
Increase in Restricted Cash                                                        (939)                    (407)
                                                                       ----------------         ----------------
    Net Cash Used in Investing Activities                                       (32,423)                 (44,422)
                                                                       ----------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                        145,500                   74,516
Repayment of Borrowings                                                        (134,490)                (154,063)
Proceeds from Minority Partners                                                      36                       --
Net Proceeds from Issuance of Preferred Units                                     7,756                  104,571
Distributions to Preferred Unitholders                                           (7,505)                  (2,025)
Distributions to Minority Interests                                                 (68)                     (50)
Distributions to Partners                                                       (19,023)                 (19,788)
Deferred Financing Costs                                                         (2,077)                    (629)
Repurchase of Common Units                                                      (10,632)                      --
                                                                       ----------------         ----------------
    Net Cash (Used in) Provided By Financing Activities                         (20,503)                   2,532
                                                                       ----------------         ----------------

Net Decrease in Cash                                                             (1,718)                  (1,406)
Cash, Beginning of Period                                                         7,767                    5,123
                                                                       ----------------         ----------------
Cash, End of Period                                                    $          6,049         $          3,717
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

              PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

1.  BUSINESS SUMMARY AND SIGNIFICANT ACCOUNTING POLICIES

    Price    Development   Company,   Limited   Partnership   (the   "Operating
Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping malls, community centers and other commercial properties. The tenant base includes primarily national, regional and retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds a controlling 82% general partner interest in, the Operating Partnership. As calculated, the Company's percentage of general partner interest in the Operating Partnership was based on the number of outstanding common units of limited partner interest (excluding outstanding preferred units of the limited partner interest) on September 30, 2000. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the context requires otherwise.

    The interim financial data for the three and nine months ended September 30, 2000 and 1999 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain amounts in the financial statements have been reclassified to conform with the third quarter 2000 presentation.

    On January 1, 2000, the Company stopped accruing revenues for percentage and overage rents on a straight-line basis based upon recent accounting guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition". Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance, percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

    As a result of adopting Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues were restated and reduced by $870 and $2,278 during the three and nine months ended September 30, 1999, respectively, which amounts will be recognized during the fourth quarter of 1999. In addition, if the change in revenue recognition described above had not been made, the net income for the three and nine months ended September 30, 1999 would have been $6,465 and $21,583, respectively, and basic and diluted earnings per share would have been $0.30 for the three months, and $1.01 for the nine months, respectively.


2.  NET REAL ESTATE ASSETS

    Net real estate assets consists of the following:

                                                                              SEPTEMBER 30,
                                                                                  2000
                                                                              -------------
Land                                                                          $     106,565
Building                                                                            766,915
                                                                              -------------
                                                                                    873,480
Less:  Accumulated Depreciation                                                    (149,822)
                                                                              -------------
Operating Real Estate Assets                                                        723,658
Real Estate Under Development                                                        26,991
                                                                              -------------
Net Real Estate Assets                                                        $     750,649
                                                                              =============

              PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

3.    BORROWINGS

                                                                                       SEPTEMBER 30,
                                                                                          2000
                                                                                       -------------
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                             $     100,000
Credit facility, unsecured; weighted average interest at 7.7% during 2000                    115,000
due in 2003
Mortgage payable, secured by real estate; interest at 6.68%,  due in 2008                     82,776
Notes, secured by real estate; interest at 6.37%, due in 2001                                 61,223
Construction loan, secured by real estate; interest at 8.13%
 as of September 30, 2000, due in 2001                                                        43,792
Construction loan, secured by real estate; interest at 8.13%
 as of September 30, 2000, due in 2001                                                        41,600
Other notes payable, secured by real estate; interest ranging
 from 7.0% to 9.99% maturing 2001 to 2095                                                      4,860
                                                                                       -------------
                                                                                       $     449,251
                                                                                       =============


      On October 16, 1997, the Operating Partnership obtained a $150,000 three-year unsecured credit facility (the "Credit Facility") from a syndicate of banks. On December 18, 1997, the amount was increased to $200,000. On July 28, 2000, the Operating Partnership replaced the Credit Facility with a new $200,000 unsecured credit facility (the "2000 Credit Facility") from a syndicate of banks lead by Bank One, NA. The 2000 Credit Facility has a three-year term and bears interest, at the option of the Operating Partnership, at one, or a combination of (i) the higher of the federal funds rate plus 50 basis points or the prime rate or (ii) LIBOR plus a spread of 85 to 145 basis points. The LIBOR spread is determined by the Operating Partnership's credit rating and/or leverage ratio. The 2000 Credit Facility also includes a competitive bid option in the amount of $100,000 which will allow the Operating Partnership to solicit bids for borrowings from the bank syndicate. The 2000 Credit Facility will be used for general corporate purposes including development, working capital, repayment of indebtedness and/or amortization payments. The 2000 Credit Facility contains restrictive covenants, including limitations on the amount of secured and unsecured debt and requires the Operating Partnership to maintain certain financial ratios. The 2000 Credit Facility was used to pay-off and replace the prior Credit Facility on July 28, 2000. The write-off of deferred financing related to the early extinguishment of the prior Credit Facility makes up the extraordinary loss of $80, net of minority interest of $18.

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

4.    SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at September 30, 2000:

YEAR                                                             Total
----                                                          -------------
2000                                                          $         244
2001                                                                149,082
2002                                                                  1,078
2003                                                                116,426
2004                                                                  1,187
2005                                                                 26,271
Thereafter                                                          154,963
                                                              -------------
                                                              $     449,251
                                                              =============

              PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

5.    PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma summary financial information for the nine months ended September 30, 2000 and 1999 is presented as if the 1999 issuances of Series A and Series B Preferred Units and the 2000 issuance of Series C Preferred Units (Note 4) had been consummated as of January 1, 1999.

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               2000                   1999
                                                          -----------------     -----------------
Total Revenues                                            $         102,353     $          94,848
Net Income Available to Common Unitholder                 $          18,481     $          18,471
Basic Earnings Per Partnership Unit                       $            0.93     $            0.87
Diluted Earnings Per Partnership Unit                     $            0.93     $            0.86


      The pro forma financial information summarized above is presented for information purposes only and may not be indicative of what actual results of operations would have been had the issuances of Series A, Series B and Series C Preferred Units been completed as of January 1, 1999, nor does it purport to represent the results of operations for future periods.

6.  PARTNERS' CAPITAL

    The following table summarizes changes in partners' capital since December 31, 1999:

                                                                          PREFERRED        COMMON
                                                          GENERAL          LIMITED         Limited
                                                          PARTNER          PARTNER         Partners          TOTAL
                                                       -------------      -----------     ----------    -------------
Partners' Capital at December 31, 1999                 $     182,951      $   104,571     $   30,471    $     317,993
Conversion of Limited Partners' Interests                          1               --             (1)              --
Preferred Units Issued                                            --            7,756             --            7,756
Distributions Paid                                           (15,532)              --         (3,491)         (19,023)
Distributions Accrued                                         (7,766)              --         (1,745)          (9,511)
Net Income                                                    15,063            7,505          3,357           25,925
Preferred Unit Distribution                                       --           (7,505)            --           (7,505)
Repurchase of Common Units                                   (10,632)              --             --          (10,632)
                                                       -------------      -----------     ----------    -------------
Partners' Capital at September 30, 2000                $     164,085      $   112,327     $   28,591    $     305,003
                                                       =============      ===========     ==========    =============

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

              PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

6.  PARTNERS' CAPITAL (CONTINUED)

    The Operating Partnership makes quarterly distributions to the holders of the Series A, Series B and Series C Preferred Units on the last day of each March, June, September and December. For the nine months ended September 30, 2000, distributions for the Series A, Series B and Series C Preferred Units were approximately $837, $6,376 and $292, respectively.

    In October 1999, the Board of Trustees authorized the Company to repurchase up to $25,000 of the Company's Common Stock through open market purchases and private transactions. Through December 31, 1999, the Company had repurchased approximately 856,600 shares of Common Stock for a total cost of approximately $14,366. During the nine months ended September 30, 2000, approximately 606,500 additional shares of stock were purchased for $10,632. All shares which have been repurchased have been retired. The Operating Partnership repurchased an equivalent number of Common Units from the Company.

7.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following information presents the Operating Partnership's three reportable segments - 1) regional malls, 2) community centers and 3) commercial properties in conformity with SAS No. 131.

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

    The regional mall segment consists of 18 regional malls in seven states containing approximately 10,412,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 296,000 to 1,171,000 square feet of total GLA.

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

    The table below presents information about the Operating Partnership's reportable segments for the nine months ended September 30:

                                                 REGIONAL         COMMUNITY        COMMERCIAL
                                                   MALLS           CENTERS         PROPERTIES          OTHER           TOTAL
                                                 ----------      -----------       -----------       ----------      ----------
2000
----
Total Revenues                                   $   81,437      $    14,222       $     5,892       $      802      $  102,353
Property Operating Expenses (1)                      24,292            3,609             1,305               54          29,260
                                                 ----------      -----------       -----------       ----------      ----------
Property NOI (2)                                     57,145           10,613             4,587              748          73,093
Unallocated Expenses (3)                                 --               --                --          (49,362)        (49,362)
Unallocated Minority Interest (4)                        --               --                --              290             290
Unallocated Other(5)                                     --               --                --            1,904           1,904
Consolidated Net Income                                  --               --                --               --          25,925
Additions to Real Estate Assets                      15,971              843               407               --          17,221
Total Assets (6)                                    654,079           81,347            29,741           18,425         783,592

              PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA)

7.    SEGMENT INFORMATION (CONTINUED)

                                                 REGIONAL         COMMUNITY        COMMERCIAL
                                                   MALLS           CENTERS         PROPERTIES          OTHER           TOTAL
                                                 ----------      -----------       -----------       ----------      ----------
1999
----
Total Revenues (7)                               $   73,401      $    15,118       $     5,540       $      789      $   94,848
Property Operating Expenses (1)                      22,444            3,154             1,298               --          26,896
                                                 ----------      -----------       -----------       ----------      ----------
Property NOI (2) (7)                                 50,957           11,964             4,242              789          67,952
Unallocated Expenses (3)                                 --               --                --          (44,926)        (44,926)
Unallocated Minority Interest (4)                        --               --                --             (711)           (711)
Unallocated Other (5)                                    --               --                --             (985)           (985)
Consolidated Net Income                                  --               --                --               --          21,330
Additions to Real Estate Assets                      38,009            5,333               906               97          44,345
Total Assets (6)                                    625,665           83,512            30,968           15,346         755,779

-----------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance as listed in the condensed consolidated statement of operations.
(2) Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the condensed consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships as listed in the condensed consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate and extraordinary item-loss on early extinguishment of debt as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.
(7) Included in community centers total revenue and property NOI is a one-time $1,957 non-cash transaction.


8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Unitholders of the Operating Partnership elected to convert 125 and 200 common units of limited partner interest having a recorded value of $1 and $2, respectively, into an equal number of shares of Common Stock during the nine months ended September 30, 2000 and 1999, respectively.

                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2000               1999
                                                                    --------------      -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions accrued for general partner not paid                  $        7,766      $       8,185
Distributions accrued for limited partners not paid                 $        1,745      $       1,710


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The following discussion should be read in conjunction with the Consolidated Financial Statements of the Operating Partnership and the notes thereto appearing elsewhere herein.

   JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operating, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held an 82% controlling general partner interest in, Price Development Company, Limited Partnership ("the Operating Partnership") as of September 30, 2000. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one freestanding retail property and six mixed-use commercial properties.

   The Company's operations in 2000 were positively impacted by the October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of a sixteen screen Cinemark Theater at Provo Towne Center, the expansion at Boise Towne Plaza as well as its other development activities. Since September 30, 1999, development activities added a combined 542,100 square feet of total gross leasable area ("GLA") to the retail portfolio (335,000 square feet in October 1999, 74,000 square feet in November 1999, in 12,200 square feet in December 1999, 5,000 square feet in February 2000, 12,900 square feet in June 2000 and 103,000 square feet in September 2000).

   JP Realty, Inc. together with the Operating Partnership and its other subsidiaries, shall be referred to herein as (the "Company").

REVENUE RECOGNITION

   On January 1, 2000, the Company stopped accruing revenues for percentage and overage rents on a straight-line basis based upon recent accounting guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101 "Revenue Recognition." Prior to the issuance of the Staff Accounting Bulletin No. 101 "Revenue Recognition," the Company recognized percentage and overage rents revenue monthly on an accrual basis based on estimated annual amounts. Under the new guidance, percentage and overage rents revenue is recognized in the interim periods in which the specified target that triggers the contingent rental income is achieved.

   As a result of adopting Staff Accounting Bulletin No. 101 "Revenue Recognition," percentage and overage rents revenue and total revenues were restated and reduced by $870 and $2,278 during the three and nine months ended September 30, 1999, respectively, which amounts will be recognized during the fourth quarter of 1999. In addition, if the change in revenue recognition described above had not been made, the net income for the three and nine months ended September 30, 1999 would have been $6,465 and $21,583, respectively, and basic and diluted earnings per share would have been $0.30 for the three months, and $1.01 for the nine months, respectively.

RESULTS OF OPERATIONS

   COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)

   Total revenues for the nine months ended September 30, 2000 increased $7,505 or 8% to $102,353 as compared to $94,848 in 1999. This increase is primarily attributable to a $4,039 or 6% increase in minimum rents to $75,525 as compared to $71,486 in 1999. The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $2,609 to the minimum rent increase. The remaining growth in minimum rents was the result of internal growth, lease termination revenues recorded from tenant settlements, offset by $1,957 from a one-time, non-cash transaction recorded in 1999.

   Other revenues increased $1,508 to $1,779 as compared to $271 in 1999. This increase is due to redevelopment agency sums for the current period plus the final settlement in 2000 of such sums related to 1999.

   Revenues recognized from straight-line rents were $1,183 in 2000 and $1,052 in 1999.

   Recoveries from tenants increased $1,655 or 8% to $23,367 as compared to $21,712 in 1999. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $1,717 or 10% and $647 or 6%, respectively. The opening of the Mall at Sierra Vista and Cinemark Theatre at Provo Towne Centre contributed $606 to recoveries from tenants, $619 to property operating expenses, including operating and maintenance, and $400 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% in 2000 compared to 81% in 1999.

   General and administrative expense decreased $191 or 4% to $4,876 in 2000 as
compared  to  $5,067  in  1999.   The  decrease  is  primarily due to decreased
insurance expenses related to the Company's health insurance plan.

   Depreciation and amortization increased $2,698 or 14% to $21,534 as compared to $18,836 in 1999. This increase is attributable to higher depreciation expense from newly developed GLA and reductions in asset lives on certain tenant improvements in both years.

   Interest expense increased $1,929 or 9% to $22,952 as compared to $21,023 in 1999. This increase resulted from higher interest rates on higher borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $1,245 in 2000 as compared to $1,887 in 1999.

   The Operating Partnership issued preferred units in three transactions. One in each of the second and third quarters of 1999 and the second quarter of 2000, which resulted in net proceeds of approximately $112,327. The Company used approximately $110,100 to reduce borrowings. The reduction of net income for the nine months ended September 30, 2000 associated with issuing the preferred units was approximately $1,859.

   Gain on sales of real estate in 2000 was $2,002 as compared to no sales in 1999.

    COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)

    Total revenues for the three months ended September 30, 2000 increased $3,672 or 12% to $35,200 as compared to $31,528 in 1999. This increase is primarily attributable to a $2,722 or 12% increase in minimum rents to $26,038 as compared to $23,316 in 1999. The October 20, 1999 opening of the Mall at Sierra Vista, the November 11, 1999 opening of Cinemark Theater at Provo Towne Centre and the expansion of Boise Towne Plaza contributed $764 to the minimum rent increase. The remaining growth in minimum rents was the result of other internal growth and lease termination revenues recorded from tenant settlements.

    Other revenues increased $312 to $374 as compared to $62 in 1999. This increase is due to redevelopment agency sums for the current period.

    Revenues recognized from straight-line rents were $384 in 2000 and $429 in 1999.

    Recoveries from tenants increased $389 or 5% to $8,174 as compared to $7,785 in 1999. Property operating expenses, including operating and maintenance, and real estate taxes and insurance increased $782 or 13% and $182 or 5%, respectively. The opening of The Mall at Sierra Vista and Cinemark Theatre at Provo Towne Center contributed $240 to recoveries from tenants, $267 to property operating expenses, including operating and maintenance, and $151 to real estate taxes and insurance. Recoveries from tenants as a percentage of property operating expenses were 80% in 2000 compared to 84% in 1999.

    General and administrative expense increased $164 or 11% to $1,699 in 2000 as compared to $1,535 in 1999.

    Depreciation and amortization increased $1,612 to $7,823 from $6,211 in 1999. The increase is the result of depreciation from newly developed GLA and changes as a result of charges in asset lives on certain tenant improvements and the increase from newly developed GLA.

    Interest expense increased $1,537 or 24% to $7,861 as compared to $6,324 in 1999. This increase resulted from higher interest rates on higher borrowings and a decrease in capitalized interest due to completed GLA. Interest capitalized on projects under development was $445 in 2000 as compared to $848 in 1999.

    The Operating Partnership completed three preferred unit transactions. One in each of the second and third quarters of 1999 and second quarter of 2000, which resulted in net proceeds of approximately $112,327. The Company used approximately $110,100 to reduce borrowings. The reduction of net income for the quarter ended September 30, 2000 associated with issuing the preferred units was $641.

    Gain on sales of real estate was $373 as compared to no sales in 1999.

 LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 95% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended September 30, 2000, the Company declared a dividend of $.48 per share payable October 17, 2000 to the stockholders of record as of October 5, 2000.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of September 30, 2000, the Company's cash and restricted cash amounted to approximately $10.1 million. In addition to its cash and restricted cash, unused capacity under the 2000 Credit Facility at September 30, 2000 totaled $75.5 million.

    The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the 2000 Credit Facility.

    The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At September 30, 2000, the Company's total outstanding indebtedness was approximately $449.3 million. Such indebtedness included: (i) the $61.2 million, 6.37% notes secured by real estate which mature in January 2001; (ii) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (iii) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001; (iv) the 2000 Credit Facility with a balance of $115 million maturing July 2003; (v) the $100 million senior notes principal payable of $25 million a year beginning March 2005; and (vi) the $82.8 million, 6.68% first mortgage, which requires a balloon payment of approximately $73.0 million in September 2008.

    On April 23, 1999,  the  Operating  Partnership  issued  510,000  Series  A
Preferred  Units  in  a  private  placement.   Each  Series  A  Preferred  Unit
represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Credit Facility. On July 28, 1999, the Operating
Partnership  also issued 3,800,000  Series  B  Preferred  Units  in  a  private placement. Each Series B Preferred Unit represents a unit of limited partnership interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Credit Facility and to increase operating cash. On May 1, 2000, the Operating Partnership issued 320,000 Series C Preferred Units in a private placement. Each Series C Preferred Unit represents a unit of limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of $7.8 million for the partial repayment of borrowings outstanding under the Credit Facility. Quarterly distributions of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December.

      The Company is currently involved in smaller expansion and renovation projects at several of its properties, which will be financed by the 2000 Credit Facility. The Company is also contemplating the expansion and renovation of several of its other existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the 2000 Credit Facility together with equity and debt offerings, individual property financing and selective asset sales. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.24%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility. At September 30, 2000, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from its the 2000 Credit Facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 49% at September 30, 2000.

    The statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements, including statements regarding the Company's expectations, budgets, estimates and contemplations. Actual future performance, achievements and results of Price Development Company Limited Partnership may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Investors are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

    The Company's exposure to market risk is limited to fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. The Company is vulnerable to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

    The Company uses long-term and medium-term debt as a source of capital. At September 30, 2000, the Company had approximately $248,859,000 of fixed rate debt, which consisted of $100,000,000 unsecured senior notes and $148,859,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.9% for the nine months ended September 30, 2000. When debt instruments of this type mature, the Company typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. In addition, the Company may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements.

    The Company's 2000 Credit Facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Company's interest expense. At September 30, 2000, the Company had approximately $200,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.6% for the nine months ended September 30, 2000. If the interest rate for the Company's variable rate debt increased or decreased by 1% during 2000, the Company's interest expense on its outstanding variable rate debt would increase or decrease, as the case may be, by approximately $2,004,000, annually.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

    (a)  Exhibits

EXHIBIT
Number                               Description
------
4.1              Form of Debt Security (4.6)*
4.2              Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                 Manhattan Bank as trustee (4.8)*
4.3              First Supplemental Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase Manhattan Bank as  trustee (4.9)*
10.1             Second Amended and Restated Agreement of Limited Partnership of Price Development Company,
                 Limited Partnership**
10.2             Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.3             Loan Agreements related to Mortgage Debt and related documents (10(c))***
           i)    Deed of Trust, Mortgage, Security Agreement and Assignment of Leases and Rents of Price
                 Financing Partnership, L.P.
           ii)   Intentionally Omitted
           iii)  Indenture between Price Capital Corp. and a Trustee
           iv)   Limited Guarantee Agreement (Guarantee of Collection) for outside investors
           v)    Limited Guarantee Agreement (Guarantee of Collection) for Price Group Investors
           vi)   Cash Collateral Account Security, Pledge and Assignment Agreement among Price Financing
                 Partnership, L.P., Price Capital Corp. and Continental Bank N.A.
           vii)  Note Issuance Agency Agreement between Price Capital Corp. and Price Financing Partnership,
                 L.P.
           viii) Management and Leasing Agreement among Price Financing Partnership, L.P. and Price Development
                 Company, Limited Partnership
           ix)   Assignment of Management and Leasing Agreement of Price Financing Partnership, L.P.
10.6             Registration Rights Agreement among the Company and the Limited Partners of Price Development
                 Company, Limited Partnership (10(g))***
10.7             Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the Company and the Limited Partners of Price Development Company, Limited Partnership***
10.8             Exchange Agreement among the Company and the Limited Partners of Price Development Company,
                 Limited Partnership (10(h))***
10.10            Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee and
                 C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j))***
10.11            Lease Agreement between The Corporation of the President of the Church of Jesus Christ of
                 Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.  (Groundlease for
                 Anaheim Plaza) (10(k))***
10.12            Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza) (10(l))***
10.13            Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated August
                 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m))***
10.14            Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15            First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                 Development Company, Limited Partnership**
10.16            Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                 Development Company, Limited Partnership**
10.17            Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                 Development Company, Limited Partnership****
10.18            Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                 Development Company, Limited Partnership*****
10.19            Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                 Development Company, Limited Partnership******
27.1             Financial Data Schedule

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

                                           PRICE DEVELOPMENT COMPANY,
                                           LIMITED PARTNERSHIP
                                           (Registrant)
                                           By: JP Realty, Inc., its General Partner


           November 9, 2000                /s/ G. Rex Frazier
-------------------------------------      ------------------------------
                (Date)                     G. Rex Frazier
                                           PRESIDENT, CHIEF OPERATING OFFICER,
                                           AND DIRECTOR


           November 9, 2000                /s/ M. Scott Collins
-------------------------------------      --------------------------------
                (Date)                     M. Scott Collins
                                           VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL
                                           & ACCOUNTING OFFICER)

EXHIBIT
Number                               Description
------                               -----------
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