Form 10-K/A
period 2000-12-31
PRICE DEVELOPMENT CO LP
filed 2001-03-23
CIK 1045334

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                     FORM 10-K/A


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 2000

                                        OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to __________

                       Commission file number 333-34835-01


                  PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
      (Exact name of Registrant as specified in its organizational documents)


                MARYLAND                                                        87-0516235
 4         ---------------------                                               ---------------
         (State of organization)                                             (I.R.S. Employer
                                                                            Identification No.)
           35 CENTURY PARK-WAY
       SALT LAKE CITY, UTAH 84115                                             (801) 486-3911
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

      Portions of JP Realty Inc.'s proxy statement  for its 2001 Annual Meeting
of  Stockholders   scheduled  to  be held on May 2, 2001  are  incorporated  by reference into Part III of this Annual Report on Form 10-K/A.

      Certain matters discussed under the captions "Business and Properties", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K/A and the information incorporated by reference herein may constitute forward-looking statements for purposes of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of Price Development Company, Limited Partnership. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 2000, the Company's retail portfolio contained an aggregate of 13,821,995 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,353,666 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). Based on Total GLA, the Company's retail Properties were approximately 95% leased as of December 31, 2000 and, based on GLA, its commercial Properties were approximately 96% leased as of that date. Segment information for the three years ended December 31, 2000, 1999 and 1998 is included in the financial statements attached to this Annual Report on Form 10-K/A on pages F-16 and F-17.

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

      On April 23, 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interest (the
"Series A Preferred Units") in a private placement.   Each  Series  A Preferred
Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $12.3 million for the partial repayment of borrowings outstanding under the Operating Partnership's then-existing $200 million unsecured credit facility (the "Prior Credit Facility"). The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009 or earlier under certain circumstances.

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

      On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in a private placement. Each Series B Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $92.2 million to repay $90 million in borrowings outstanding under the Prior Credit Facility and to increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009 or earlier under certain circumstances.

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

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units") in a private placement. Each Series C Preferred Unit has a liquidation value of twenty-five dollars per unit. The Operating Partnership used the net proceeds of approximately $7.8 million for the partial repayment of borrowings outstanding under the Prior Credit Facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010 or earlier under certain circumstances.

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

THE OPERATING PARTNERSHIPS'S LARGEST TENANTS

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

                                     SELECTED FINANCIAL DATA
                         (Dollars in thousands except per share amounts)

                                       2000        1999        1998        1997       1996
                                    ----------  ----------  ----------  ----------  ---------
Revenues                            $  142,201  $  133,565  $  109,069  $   82,973  $  72,949
                                    ----------  ----------  ----------  ----------  ---------
Expenses
Operating Expenses before Interest,
 Depreciation and Amortization          45,316      43,620      36,088      27,434     24,405
Interest                                31,380      27,769      20,501       9,066      7,776
Depreciation and Amortization           28,936      25,798      19,543      13,410     11,979
                                    ----------  ----------  ----------  ----------  ---------
 Total                                 105,632      97,187      76,132      49,910     44,160
                                    ----------  ----------  ----------  ----------  ---------
                                        36,569      36,378      32,937      33,063     28,789
Minority Interest in Loss (Income)
 of Consolidated Partnerships              440        (482)       (421)       (394)      (389)
 Gain on Sales of Real Estate            2,002          --       1,096         339         94
                                    ----------  ----------  ----------  ----------  ---------
Income Before Extraordinary Item        39,011      35,896      33,612      33,008     28,494
Extraordinary Item - Loss on
Early Extinguishment of Debt               (98)       (985)         --        (162)        --
                                    ----------  ----------  ----------  ----------  ---------
 Net Income                             38,913      34,911      33,612      32,846     28,494
Preferred Unit Distribution            (10,085)     (4,429)         --          --         --
                                    ----------  ----------  ----------  ----------  ---------
Net Income Available to
Common Unitholders                  $   28,828  $   30,482  $   33,612  $   32,846  $  28,494
                                    ==========  ==========  ==========  ==========  =========
Basic Earnings Per OP Unit(1):
 Income Before Extraordinary Item   $     1.45  $     1.48  $     1.58  $     1.57  $    1.45
Extraordinary Item                          --       (0.04)         --       (0.01)        --
                                    ----------  ----------  ----------  ----------  ---------
 Net Income                         $     1.45  $     1.44  $     1.58  $     1.56  $    1.45
                                    ==========  ==========  ==========  ==========  =========
Diluted Earnings Per OP Unit (1):
 Income Before Extraordinary Item   $     1.45  $     1.48  $     1.57  $     1.55  $    1.44
  Extraordinary Item                        --       (0.05)         --       (0.01)        --
                                    ----------  ----------  ----------  ----------  ---------
 Net Income                         $     1.45  $     1.43  $     1.57  $     1.54  $    1.44
                                    ==========  ==========  ==========  ==========  =========
Distributions per OP Unit           $    1.935  $    1.875  $    1.815  $    1.755  $   1.695
                                    ==========  ==========  ==========  ==========  =========

                                       2000        1999        1998        1997       1996
                                    ----------  ----------  ----------  ----------  ---------
BALANCE SHEET DATA
Real Estate, before
Accumulated Depreciation            $  906,281  $  876,388  $  815,756  $  619,371  $ 453,241
Total Assets                           785,831     776,226     733,155     545,684    381,360
Borrowings                             464,462     438,241     472,990     283,390    162,375
Partners' Capital
  General Partner                      164,578     182,951     204,384     207,581    172,286
  Preferred Limited Partner            112,327     104,571          --          --         --
  Common Limited Partner                28,697      30,471      32,537      33,426     32,380
OTHER DATA
Funds From Operations (2)               53,227      54,858      50,397      45,028     39,195
Net Operating Income (3)                96,885      89,945      72,981      55,539     48,544

                                          NUMBER OF PROPERTIES/TOTAL GLA AT DECEMBER 31,
                                             2000       1999        1998         1997        1996
                                          ----------  ----------  ----------  ----------  ----------
Number of Properties at Year-End                  50          51          50          48          44
                                          ==========  ==========  ==========  ==========  ==========
Total GLA in Square Feet at Year-End
Malls                                     10,430,000  10,291,000   9,810,000   7,745,000   5,553,000
Community Centers and Free-Standing
Retail Properties                          3,392,000   3,367,000   3,191,000   3,164,000   3,091,000
Commercial Properties                      1,354,000   1,354,000   1,354,000   1,418,000   1,418,000
                                          ----------  ----------  ----------  ----------  ----------
Total                                     15,176,000  15,012,000  14,355,000  12,327,000  10,062,000
                                          ==========  ==========  ==========  ==========  ==========

------------------
(1)    Basic Earnings Per OP Unit  based on  19,934,000, 21,238,000, 21,298,000,
       21,119,000 and 19,668,000 weighted average number of OP Units outstanding for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Diluted Earnings Per OP Unit based on 19,935,000, 21,267,000, 21,401,000, 21,285,000 and 19,753,000 weighted diluted average number of OP Units outstanding for years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
(2) The Company, the general partner of the Operating Partnership, considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations ("FFO") is defined by the National Assocition of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." While the Company believes that FFO is the most relevant and widely used measure of its operating performance, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indication of the Company's or the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The Company's presentation of FFO, however, may not be comparable to other similarly titled measures used by other equity REITs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
 (3) Revenues less operating expenses before interest, depreciation and amortization.

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

     The statements contained in this Annual Report of Form 10-K/A that are not purely historical fact are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as such may involve known and
unknown  risks,  uncertainties  and  assumptions.   Actual  future performance,
achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such
known  and  unknown  risks,  uncertainties,  assumptions  and   other  factors.
Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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

      (b)Reports on Form 8-K

         None

      (c) Exhibits

                                 EXHIBIT INDEX

EXHIBIT                                                                                          PAGE
NUMBER                                                  DESCRIPTION                              NUMBER
------                                                  -----------                              ------
4.1           Form of Debt Security (4.6)*
4.2           Indenture, dated March 11, 1998, by and between the Operating
              Partnership and The Chase Manhattan Bank as trustee (4.8)*
4.3           First Supplemental Indenture, dated March 11, 1998, by and between the
              Operating Partnership and The Chase Manhattan Bank as Trustee (4.9)*
10.1          Second Amended and Restated Agreement of Limited Partnership of Price
              Development Company, Limited Partnership**
10.2          Agreement of Limited Partnership of Price Financing Partnership, L.P.
              (10(b))***
10.6          Registration Rights Agreement among the Company and the Limited
              Partners of Price Development Company, Limited Partnership (10(g))***
10.7          Amendment No. 1 to Registration Rights Agreement, dated August 1,
              1995, among the Company and the Limited Partners of Price Development
              Company, Limited Partnership***
10.8          Exchange Agreement among the Company and the Limited Partners of Price
              Development Company, Limited Partnership (10(h))***
10.10         Amendment to Groundlease between Price Development Company and Alvin
              Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985.
              (Groundlease for Plaza 9400) (10(j))***
10.11         Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions,
              dated September 24, 1979.  (Groundlease for Anaheim Plaza) (10(k))***
10.12         Indenture of Lease between Ambrose and Zelda Motta and Cordova
              Village, dated July 26, 1974, and Amendments and Transfers thereto.
              (Groundlease for Fort Union Plaza) (10(l))***
10.13         Lease Agreement between Advance Management Corporation and Price
              Rentals, Inc. and dated August 1, 1975 and Amendments thereto.
              (Groundlease for Price Fremont) (10(m))***
10.14         Groundlease between Aldo Rossi and Price Development Company, dated
              June 1, 1989, and related documents.  (Groundlease for Halsey
              Crossing) (10(n))***
10.15         First Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership**
10.16         Second Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership**
10.17         Third Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership****
10.18         Fourth Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership*****
10.19         Fifth Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership******
10.20         Sixth Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership*******
23.           Consent of Independent Accountants

------------------
* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
*** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
**** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
***** Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
******* Document was previously filed with the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

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


                                                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                                                By:  JP Realty, Inc., as its General Partner
                                                By:  /s/ M. SCOTT COLLINS
                                                ------------------------------
                                                     M. Scott Collins
                                                     Vice President-Chief Financial Officer
                                                     and Treasurer (Principal Financial and
                                                     Accounting Officer)


Date:  March 23, 2001

                                 EXHIBIT INDEX

EXHIBIT                                                                                          PAGE
NUMBER                                                  DESCRIPTION                              NUMBER
------                                                  -----------                              ------
4.1           Form of Debt Security (4.6)*
4.2           Indenture, dated March 11, 1998, by and between the Operating
              Partnership and The Chase Manhattan Bank as trustee (4.8)*
4.3           First Supplemental Indenture, dated March 11, 1998, by and between the
              Operating Partnership and The Chase Manhattan Bank as Trustee (4.9)*
10.1          Second Amended and Restated Agreement of Limited Partnership of Price
              Development Company, Limited Partnership**
10.2          Agreement of Limited Partnership of Price Financing Partnership, L.P.
              (10(b))***
10.6          Registration Rights Agreement among the Company and the Limited
              Partners of Price Development Company, Limited Partnership (10(g))***
10.7          Amendment No. 1 to Registration Rights Agreement, dated August 1,
              1995, among the Company and the Limited Partners of Price Development
              Company, Limited Partnership***
10.8          Exchange Agreement among the Company and the Limited Partners of Price
              Development Company, Limited Partnership (10(h))***
10.10         Amendment to Groundlease between Price Development Company and Alvin
              Malstrom as Trustee and C.F. Malstrom, dated December 31, 1985.
              (Groundlease for Plaza 9400) (10(j))***
10.11         Lease Agreement between The Corporation of the President of the Church of Jesus Christ of Latter Day Saints and Price-James and Assumptions,
              dated September 24, 1979.  (Groundlease for Anaheim Plaza) (10(k))***
10.12         Indenture of Lease between Ambrose and Zelda Motta and Cordova
              Village, dated July 26, 1974, and Amendments and Transfers thereto.
              (Groundlease for Fort Union Plaza) (10(l))***
10.13         Lease Agreement between Advance Management Corporation and Price
              Rentals, Inc. and dated August 1, 1975 and Amendments thereto.
              (Groundlease for Price Fremont) (10(m))***
10.14         Groundlease between Aldo Rossi and Price Development Company, dated
              June 1, 1989, and related documents.  (Groundlease for Halsey
              Crossing) (10(n))***
10.15         First Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership**
10.16         Second Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership**
10.17         Third Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership****
10.18         Fourth Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership*****
10.19         Fifth Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership******
10.20         Sixth Amendment to Second Amended and Restated Agreement of Limited
              Partnership of Price Development Company, Limited Partnership*******
23.           Consent of Independent Accountants

------------------
* Documents were previously filed with the Operating Partnership's Current Report on Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and are incorporated herein by reference.
*** Documents were previously filed with the Company's Registration Statement on Form S-11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
**** Documents were previously filed with the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
***** Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
****** Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
******* Document was previously filed with the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

                                                                     EXHIBIT 23

                      CONSENT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------

  We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 333-34835 and No. 333-34835-01) of Price Development Company, Limited Partnership of our report dated January 31, 2000, relating to the consolidated financial statements and financial statements schedules, which appears in Price Development Company, Limited Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2000.



 /s/PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
Salt Lake City, Utah
March 23, 2001

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
                                                                ===========


5.    CAPITAL TRANSACTIONS

      The limited partners of the Operating Partnership have the right to exchange their Operating Partnership Common Units ("OP Units") into shares of the Company's Common Stock on a one-to-one basis (subject to adjustment in certain events); provided, however, that the Company may, at its option, elect to deliver to limited partners, instead of shares of Common Stock, cash in an amount equal to the market value of such shares. In the event that shares of Common Stock are issued in exchange for OP Units, the Operating Partnership will issue an equivalent number of OP Units to the Company as general partner interests in the Operating Partnership. In 2000 and 1999, respectively, 125 and 41,718 OP Units were converted into shares.

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

      In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under the Credit Facility. The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one

           PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

5.    CAPITAL TRANSACTIONS (CONTINUED)
Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number or Series A Preferred Units to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company.

      On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under the Credit Facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company.

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, to pay down the borrowings under the Credit Facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other sercurities of the Company.

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

6.    RENTAL INCOME (continued)

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

           PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

12.     FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

  The carrying value of cash, accounts receivable and accounts payable at December 31, 2000 and 1999 are reasonable estimates of their fair values because of the short maturity of these financial instruments.

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

   The table below presents information about the Operating Partnership's reportable segments for the years ending December 31:

                                           REGIONAL    COMMUNITY     COMMERCIAL
                                            MALLS       CENTERS      PROPERTIES    OTHER       TOTAL
                                       -------------  -----------    ----------  ----------  ----------
2000
----
Total Revenues                         $     113,920  $    19,562    $    7,741  $      978  $  142,201
Property Operating Expenses (1)              (32,451)      (4,867)       (1,732)        (65)    (39,115)
                                       -------------  -----------    ----------  ----------  ----------
Property NOI (2)                              81,469       14,695         6,009         913     103,086
Unallocated Expenses (3)                          --           --            --     (66,517)    (66,517)
Unallocated Minority Interest (4)                 --           --            --         440         440
Unallocated Other (5)                             --           --            --       1,904       1,904
Consolidated Net Income                           --           --            --          --      38,913
Additions to Real Estate Assets               34,130        1,801           764           9      36,704
Total Assets (6)                             656,553       85,425        29,782      14,071     785,831

1999
----
Total Revenues                         $     104,205  $    20,297    $    7,555  $    1,508  $  133,565
Property Operating Expenses (1)              (30,620)      (4,568)       (1,814)         --     (37,002)
                                       -------------  -----------    ----------  ----------  ----------
Property NOI (2)                              73,585       15,729         5,741       1,508      96,563
Unallocated Expenses (3)                          --           --            --     (60,185)    (60,185)
Unallocated Minority Interest (4)                 --           --            --        (482)       (482)
Unallocated Other (5)                             --           --            --        (985)       (985)
Consolidated Net Income                           --           --            --          --      34,911
Additions to Real Estate Assets               55,593        6,094         1,133         125      62,945
Total Assets (6)                             641,871       84,329        30,837      19,189     776,226

1998
----
Total Revenues                         $      82,622  $    17,849    $    8,299  $      299  $  109,069
Property Operating Expenses (1)              (23,895)      (4,144)       (1,643)         --     (29,682)
                                       -------------  -----------    ----------  ----------  ----------
Property NOI (2)                              58,727       13,705         6,656         299      79,387
Unallocated Expenses (3)                          --           --            --     (46,450)    (46,450)
Unallocated Minority Interest (4)                 --           --            --        (421)       (421)
Unallocated Other (5)                             --           --            --       1,096       1,096
Consolidated Net Income                           --           --            --          --      33,612
Additions to Real Estate Assets              190,942          845           597       5,470     197,854
Total Assets (6)                             604,937       80,307        30,899      17,012     733,155

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
