Form 10-Q
period 2001-03-31
PRICE DEVELOPMENT CO LP
filed 2001-05-14
CIK 1045334

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                       FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2001

                                           OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to __________

                           Commission file number 333-34835-01



               PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
               ----------------------------------------------
            (Exact name of registrant as specified in its charter)


                        MARYLAND                                                               87-0516235
                        --------                                                               ----------
                 (State of organization)                                          (I.R.S. Employer Identification No.)
                   35 CENTURY PARK-WAY
               SALT LAKE CITY, UTAH  84115                                                   (801) 486-3911
               ---------------------------                                                    -------------
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
                                       Form 10-Q

                                         INDEX

PART I:  FINANCIAL INFORMATION                                                               PAGE
------------------------------                                                               ----
Item 1.          Financial Statements                                                           3
                 Consolidated Balance Sheet as of March 31, 2001
                  and December 31, 2000                                                         4
                 Consolidated Statement of Operations for the Three Months
                  Ended March 31, 2001 and 2000                                                 5
                 Condensed Consolidated Statement of Cash Flows
                  for the Three Months Ended March 31, 2001 and 2000                            6
                 Notes to Consolidated Financial Statements                                     7
Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          12
Item 3.          Quantitative and Qualitative Disclosures About Market Risk                    15

PART II:  OTHER INFORMATION
---------------------------
Item 1.          Legal Proceedings                                                             16
Item 2.          Changes in Securities and Use of Proceeds                                     16
Item 3.          Defaults Upon Senior Securities                                               16
Item 4.          Submission of Matters to a Vote of Security Holders                           16
Item 5.          Other Information                                                             16
Item 6.          Exhibits and Reports on Form 8-K                                              16


      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of Price Development Company, Limited Partnership may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of Price Development Company, Limited Partnership. Readers are cautioned that the Price Development Company, Limited Partnership's actual results could differ materially from those set forth in such forward-looking statements.




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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and Price Development Company, Limited Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2000, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)


                                                                (UNAUDITED)
                                                                 MARCH 31,                  DECEMBER 31,
                                                                   2001                        2000
                                                              --------------               --------------
ASSETS
Real Estate Assets
  Land                                                        $      107,520               $      106,561
  Buildings                                                          799,580                      797,793
                                                              --------------               --------------
                                                                     907,100                      904,354
 Less: Accumulated Depreciation                                     (160,958)                    (154,574)
                                                              --------------               --------------
    Operating Real Estate Assets                                     746,142                      749,780
 Real Estate Under Development                                         2,562                        1,927
                                                              --------------               --------------
    Net Real Estate Assets                                           748,704                      751,707
 Cash                                                                  3,481                        2,636
 Restricted Cash                                                       7,929                        3,820
 Accounts Receivable, Net                                             11,400                       12,299
 Deferred Charges, Net                                                 8,227                        8,275
 Other Assets                                                          7,670                        7,094
                                                              --------------               --------------
                                                              $      787,411               $      785,831
                                                              ==============               ==============

LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                                    $      459,325               $      464,462
Accounts Payable and Accrued Expenses                                 14,073                       13,013
Distributions Payable                                                  9,810                           --
Other Liabilities                                                        812                          816
                                                              --------------               --------------
                                                                     484,020                      478,291
                                                              --------------               --------------
Minority Interest                                                      1,769                        1,938
                                                              --------------               --------------

Commitments and Contingencies

PARTNERS' CAPITAL
General Partner                                                      161,330                      164,578
Preferred Limited Partners                                           112,327                      112,327
Common Limited Partners                                               27,965                       28,697
                                                              --------------               --------------
                                                                     301,622                      305,602
                                                              --------------               --------------
                                                              $      787,411               $      785,831
                                                              ==============               ==============


             See accompanying notes to consolidated financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------------
                                                                   2001                         2000
                                                              -------------               ---------------
REVENUES
Minimum Rents                                                 $      25,623               $        24,533
Percentage and Overage Rents                                            713                           437
Recoveries from Tenants                                               8,209                         7,449
Interest                                                                143                           152
Other                                                                   332                           328
                                                              -------------               ---------------
                                                                     35,020                        32,899
                                                              -------------               ---------------
EXPENSES
Operating and Maintenance                                             6,066                         5,459
Real Estate Taxes and Insurance                                       3,735                         3,676
Advertising and Promotions                                              178                           168
General and Administrative                                            1,833                         1,619
Depreciation                                                          7,179                         6,358
Amortization of Deferred Financing Costs                                381                           408
Amortization of Deferred Leasing Costs                                  171                           172
Interest                                                              8,038                         7,449
                                                              -------------               ---------------
                                                                     27,581                        25,309
                                                              -------------               ---------------
                                                                      7,439                         7,590
Minority Interest in Loss of Consolidated Partnerships                   98                           213
Gain on Sales of Real Estate                                            872                           243
                                                              -------------               ---------------
Net Income                                                            8,409                         8,046
Preferred Unit Distributions                                         (2,579)                       (2,405)
                                                              -------------               ---------------
Net Income available to Common Unitholders                    $       5,830               $         5,641
                                                              =============               ===============

Basic Earnings Per Partnership Common Unit                    $        0.29               $          0.28
                                                              =============               ===============
Diluted Earnings Per Partnership Common Unit                  $        0.29               $          0.28
                                                              =============               ===============
Basic Weighted Average Number of Partnership Units                   19,857                        20,173
Add: Dilutive Effect of Stock Options                                    13                             1
                                                              -------------               ---------------
Dilutive Weighted Average Number of Partnership Units                19,870                        20,174
                                                              =============               ===============



             See accompanying notes to consolidated financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------------
                                                                   2001                         2000
                                                              -------------               ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $      16,298               $        18,394
                                                              -------------               ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired,
  Net of Accounts Payable                                            (4,970)                      (13,456)
 Proceeds from the Sale of Real Estate                                1,790                           292
 Increase in Restricted Cash                                         (4,109)                       (1,141)
                                                              -------------               ---------------
    Net Cash Used in Investing Activities                            (7,289)                      (14,305)
                                                              -------------               ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                             81,580                         7,000
Repayment of Borrowings                                             (86,717)                         (330)
Distributions to Preferred Unitholders                               (2,579)                       (2,405)
Distributions to Minority Interest of Consolidated
 Partnerships                                                           (71)                          (30)
Deferred Financing Costs                                               (377)                         (127)
Repurchase of Common Units                                               --                       (10,632)
                                                              -------------               ---------------
    Net Cash Used in Financing Activities                            (8,164)                       (6,524)
                                                              -------------               ---------------

Net Increase (Decrease) in Cash                                         845                        (2,435)
Cash, Beginning of Period                                             2,636                         7,767
                                                              -------------               ---------------
Cash, End of Period                                           $       3,481               $         5,332
                                                              =============               ===============



             See accompanying notes to consolidated financial statements.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

1.  BUSINESS SUMMARY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    Price    Development   Company,   Limited   Partnership   (the   "Operating
Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The tenant base includes primarily national, regional and retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds a controlling general partner interest in, the Operating Partnership. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the context requires otherwise.

    The accompanying consolidated financial statements include the accounts of the Operating Partnership and all controlled affiliates. The interim financial data for the three months ended March 31, 2001 and 2000 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All significant inter-company balances and transactions have been eliminated in the consolidated presentation. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

    Net income of the Operating Partnership is allocated first to its preferred unitholders as described in Note 4 and then to its common unitholders based upon their pro-rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                                              MARCH 31,
                                    ----------------------------------------------------------------
                                               2001                                 2000
                                    --------------------------           ---------------------------
                                       UNITS        PERCENTAGE            UNITS           PERCENTAGE
                                    ----------      ----------           ----------       ----------
Units held by General Partner       16,219,000          81.68%           16,537,000           81.98%
Units held by Limited Partners       3,637,000          18.32%            3,636,000           18.02%
                                    ----------      ----------           ----------       ----------
                                    19,856,000         100.00%           20,173,000          100.00%
                                    ==========      ==========           ==========       ==========


      Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis and are recorded in the consolidated statement of operations in amortization of deferred financing costs and amortization of deferred leasing costs, which amounts, for deferred financing fees, approximate those amortized using the effective interest method, over the terms of the respective agreements.


2.    BORROWINGS

                                                                                     MARCH 31,
                                                                                       2001
                                                                                   ------------
Credit facility, unsecured; weighted average interest at 7.00% during 2001; due
 in 2003                                                                           $    108,000
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                              100,000
Mortgage payable, secured by real estate; interest at 6.68%; due in 2008                 82,285
Mortgage payable, secured by real estate; interest at 6.64%; due in 2011                 78,901
Construction loan, secured by real estate; interest at 6.56% as of March 31,
 2001; due in 2001                                                                       43,792
Construction loan, secured by real estate; interest at 6.81% as of March 31,
 2001; due in 2001                                                                       41,600
Other notes payable, secured by real estate; interest ranging from 7.00% to
 9.99%; maturing 2001 to 2095                                                             4,747
                                                                                   ------------
                                                                                   $    459,325
                                                                                   ============


                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

2.    BORROWINGS (CONTINUED)

      On January 22, 2001, the Operating Partnership through Boise Mall, LLC, an indirectly wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square from The Chase Manhattan Bank in the amount of $79,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to pay-off the $61,223 notes, secured by real estate, with an interest rate of 6.37% which matured on January 22, 2001 and reduced amounts outstanding under the Operating Partnership's credit facility. The properties unencumbered by this transaction include Cottonwood Mall in Holladay, Utah, North Plains Mall in Clovis, New Mexico and Three Rivers Mall in Kelso, Washington.


3.    SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at March 31, 2001:

YEAR                                                               TOTAL
----                                                            ------------
2001                                                            $     88,331
2002                                                                   1,910
2003                                                                 110,308
2004                                                                   2,124
2005                                                                  27,287
2006                                                                  27,446
Thereafter                                                           201,919
                                                                ------------
                                                                $    459,325
                                                                ============



4.  PARTNERS' CAPITAL

    The following table summarizes changes in partners' capital since December 31, 2000:

                                                             PREFERRED          COMMON
                                             GENERAL          LIMITED           LIMITED
                                             PARTNER          PARTNERS          PARTNERS           TOTAL
                                            ----------       ----------        ----------       -----------
Partners' Capital at December 31, 2000      $  164,578       $  112,327        $   28,697       $   305,602
Net Income                                       4,761            2,579             1,069             8,409
Distributions Paid                                  --           (2,579)               --            (2,579)
Distributions Accrued                           (8,009)              --            (1,801)           (9,810)
                                            ----------       ----------        ----------       -----------
Partners' Capital at March 31, 2001         $  161,330       $  112,327        $   27,965       $   301,622
                                            ==========       ==========        ==========       ===========


      In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interests (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under its prior credit facility. The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

4.  PARTNERS' CAPITAL (CONTINUED)
to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the Series A Preferred Units are based upon the rate of 8.75% on the $12,750 or $279 for the three months ended March 31, 2000 and 2001.

    On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under its prior credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distribution paid to the Series B Preferred Units are based upon the rate of 8.95% on the $95,000 or $2,125 for the three months ended March 31, 2000 and 2001.

    On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, to pay down the borrowings under its prior credit facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distribution paid to the Series C Preferred Units are based upon the rate of 8.75% on the 8,000 or $175 for the three months ended March 31, 2001.

    Net income of the Operating Partnership is allocated first to its preferred unitholders as described above and then to its common unitholders based upon their pro-rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                                              MARCH 31,
                                    ----------------------------------------------------------------
                                               2001                                 2000
                                    --------------------------           ---------------------------
                                       UNITS        PERCENTAGE            UNITS           PERCENTAGE
                                    ----------      ----------           ----------       ----------
Units held by General Partner       16,219,000          81.68%           16,537,000           81.98%
Units held by Limited Partners       3,637,000          18.32%            3,636,000           18.02%
                                    ----------      ----------           ----------       ----------
                                    19,856,000         100.00%           20,173,000          100.00%
                                    ==========      ==========           ==========       ==========


    The consolidated partnerships' minority interests in income or loss are calculated by multiplying the percentage of each such partnership owned by its respective minority partners by the total income or loss of such partnership.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

5.  SEGMENT INFORMATION

    In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The following information presents the Operating Partnership's three reportable segments: (1) regional malls, (2) community centers and (3) commercial properties in conformity with SAS No. 131.

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

    The regional mall segment consists of 18 regional malls in seven states containing approximately 10,430,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 301,000 to 1,172,000 square feet of total GLA.

    The community center segment consists of 25 properties in seven states containing approximately 3,392,000 square feet of total GLA and one freestanding retail property containing approximately 2,000 square feet of GLA.

    The   commercial  properties  include  six  mixed-use   commercial/business
properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area.

    The table below presents information about the Operating Partnership's reportable segments for the quarters ending March 31:


                                         REGIONAL          COMMUNITY        COMMERCIAL
                                           MALLS            CENTERS         PROPERTIES           OTHER           TOTAL
                                        -----------       -----------       -----------       -----------    ------------
2001
----
Total Revenues                          $    28,017       $     5,015       $     1,899       $        89    $     35,020
Property Operating Expenses (1)              (8,505)           (1,101)             (373)               --          (9,979)
                                        -----------       -----------       -----------       -----------    ------------
Property NOI (2)                             19,512             3,914             1,526                89          25,041
Unallocated Expenses (3)                         --                --                --           (17,602)        (17,602)
Unallocated Minority Interest (4)                --                --                --                98              98
Unallocated Other(5)                             --                --                --               872             872
Consolidated Net Income                          --                --                --                --           8,409
Additions to Real Estate Assets               1,744             3,015               211                --           4,970
Total Assets (6)                            662,823            81,724            29,565            13,299         787,411


                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

5.  SEGMENT INFORMATION (CONTINUED)


                                         REGIONAL          COMMUNITY        COMMERCIAL
                                           MALLS            CENTERS         PROPERTIES           OTHER          TOTAL
                                        -----------       -----------       -----------       -----------    ------------
2001
----
Total Revenues (7)                      $    26,258       $     4,554       $     1,898       $       189    $     32,899
Property Operating Expenses (1)              (7,749)           (1,125)             (425)               (4)         (9,303)
                                        -----------       -----------       -----------       -----------    ------------
Property NOI (2) (7)                         18,509             3,429             1,473               185          23,596
Unallocated Expenses (3)                         --                --                --           (16,006)        (16,006)
Unallocated Minority Interest (4)                --                --                --               213             213
Unallocated Other (5)                            --                --                --               243             243
Consolidated Net Income                          --                --                --                --           8,046
Additions to Real Estate Assets               8,277               389               145                --           8,811
Total Assets (6)                            644,478            83,808            30,636            16,443         775,365

-------------------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2)  Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in income of consolidated partnerships as listed in the consolidated statement of operations.
(5) Unallocated other includes gain on sales of real estate as listed in the consolidated statement of operations.
(6) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.


6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of Operating Partnership elected to convert zero and 125 of OP Units having a recorded value of zero and $1 into an equal number of shares of Common Stock during the three months ended March 31, 2001 and 2000, respectively.


                                                                 MARCH 31,             MARCH 31,
                                                                   2001                  2000
                                                               -------------         ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For General Partner Not Paid             $       8,009         $      7,766
Distributions Accrued For Limited Partners Not Paid            $       1,801         $      1,745


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The  following  discussion  should  be   read   in   conjunction  with  the
consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

    JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held a controlling general interest in the Operating Partnership as of March 31, 2001. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one free-standing retail property and six mixed-use commercial properties.

    Since January 1, 2000, development activities added a combined 120,900 square feet of total GLA to the retail portfolio (5,000 square feet in February 2000, 12,900 square feet in June 2000, and 103,000 square feet in September
2000).

    JP Realty, Inc., together with the Operating Partnership and its other subsidiaries, shall be referred to herein as (the "Company").

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

    Total revenues increased 6.4%, or $2,121,000, for the quarter ended March 31, 2001. Of the $2,121,000 increase, $1,759,000 was the result of increased revenues at the regional malls, $461,000 was the result of increased revenues at the community centers and $1 was the result of increased revenues at the commercial properties. A decrease of $100,000 was not allocated to a particular property segment.

MINIMUM RENTS

    Minimum rents increased 4.4%, or $1,090,000, for the quarter ended March 31, 2001. Minimum rents increased by $731,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, the August 2000 addition of Dillard's as an anchor to the North Plains Mall, the stabilization of the Mall at Sierra Vista and overall growth throughout the regional mall portfolio. Minimum rents increased by $385,000 at the community centers due primarily to $237,000 from lease termination settlements together with overall growth throughout the properties. Minimum rents at the commercial properties increased by $2,000. Amounts not allocated to a segment decreased by $28,000.

PERCENTAGE AND OVERAGE RENTS

    Percentage and overage rents increased 63.2%, or $276,000, for the quarter ended March 31, 2001. Percentage and overage rents increased by $240,000 at the regional malls and by $36,000 at the community centers.

RECOVERIES FROM TENANTS

    Recoveries from tenants increased 10.2%, or $760,000, for the quarter ended March 31, 2001. Recoveries from tenants increased by $722,000 at the regional malls, $40,000 at the community centers and decreased by $2,000 at the commercial properties.

INTEREST AND OTHER REVENUES

    Interest and other revenues decreased 1.0%, or $5,000 for the quarter ended March 31, 2001.

EXPENSES

    Total expenses increased 8.7%, or $2,272,000, for the quarter ended March 31, 2001. Property operating expenses (operating and maintenance, real estate taxes and insurance, and advertising and promotions) increased by $676,000 general and administrative expenses increased by $214,000 depreciation and amortization increased by $793,000 and interest increased by $589,000.

PROPERTY OPERATING EXPENSES

    Property operating expenses (operating and maintenance, real estate taxes and insurance, and advertising and promotions) increased by $756,000 at the regional malls, decreased by $24,000 at the community centers, decreased by $52,000 at the commercial properties and a decrease of $4,000 was not allocated to any property segment.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased $214,000 for the quarter ended March 31, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan which, in 2000, was lower due to the receipt of certain reinsurance proceeds. Higher legal and professional costs also contributed to this increase.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $793,000 for the quarter ended March 31, 2001. This increase is attributable to higher depreciation expense from newly developed gross leasable area and the reduction in asset lives on certain tenant improvements. In 2001, the reduction in asset lives on tenant improvements was $400,000 compared to $196,000 in 2000.

INTEREST EXPENSE/CAPITALIZED INTEREST

    Interest expense increased $589,000 for the quarter ended March 31, 2001. Interest capitalized on projects under development was $88,000 in 2001 compared to $380,000 in 2000.

GAIN ON SALES OF REAL ESTATE

    Gain on sales of real estate increased $629,000 due to a sale of an out parcel with a gain of $872,000 during the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 90% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended March 31, 2001, the Company declared a dividend of $.495 per share payable April 17, 2001 to the stockholders of record as of April 5, 2001.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 2001, the Company's cash and restricted cash amounted to approximately $11.4 million. In addition to its cash and restricted cash, unused capacity under the Operating Partnership's credit facility at March 31, 2001 totaled $92.0 million.

    The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Operating Partnership's credit facility.

    The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At March 31, 2001, the Company's total outstanding indebtedness was approximately $459.3 million. Such indebtedness included: (i) the Provo Towne Centre construction loan of approximately $43.8 million which is due in July 2001; (ii) the Spokane Valley Mall construction loan of $41.6 million which is due in August 2001; (iii) the Operating Partnership's credit facility with a balance of $108.0 million maturing July 2003; (iv) the $100 million senior notes principal payable of $25 million a year beginning March 2005; (vi) the $82.3 million, 6.68% first mortgage on NorthTown Mall, which requires a balloon payment of approximately $73.0 million in September 2008; and (v) the $78.9 million, 6.64% first mortgage on Boise Towne Square, which requires a balloon payment of approximately $68.4 million in February 2011. The Company intends to obtain replacement loans for Provo Towne Centre and Spokane Valley Mall construction loans which mature during 2001.

    Quarterly distributions to the preferred unitholders of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December.

    The Company is currently involved in expansion and renovation projects at several of its properties, which will be financed by the Operating Partnership's credit facility. The Company is also contemplating the expansion and renovation of several of its other existing properties and additional development projects and acquisitions as a means to expand its portfolio. The Company does not expect to generate sufficient funds from operations to meet such long-term needs and intends to finance these costs primarily through advances under the Operating Partnership's credit facility together with equity and debt offerings, individual property financing and selective asset sales. The availability of such financing will influence the Company's decision to proceed with, and the pace of, its development and acquisition activities.

      On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.26%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility. At March 31, 2001, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

      The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the Operating Partnership's credit facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 48% at March 31, 2001.

      Net cash provided by operating activities for the quarter ended March 31, 2001 was $16,298,000 versus $18,394,000 for the corresponding period of 2000. Net income adjusted for non-cash items accounted for a $644,000 increase, while changes in operating assets and liabilities accounted for a $2,740,000 decrease.

      Net cash used in investing activities for the quarter ended March 31, 2001 was $7,289,000. It primarily reflects real estate assets investments of $4,970,000 an increase in restricted cash of $4,109,000 and proceeds from the sale of real estate of $1,790,000.

      Net cash used in financing activities for the quarter ended March 31, 2001 was $8,164,000. Cash was received from borrowings of $81,580,000, used to repay borrowings in the amount of $86,717,000, used for distributions to preferred unitholders in the amount of $2,579,000 and to minority interests in the amount of $71,000, along with the payment of $377,000 of deferred financing costs.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Operating Partnership's exposure to market risk is limited to fluctuations in the general level of interest rates on its current and future fixed and variable rate debt obligations. The Operating Partnership is vulnerable to significant fluctuations in interest rates on its variable rate debt, on any future repricing or refinancing of its fixed rate debt and on future debt.

      The Operating Partnership uses long-term and medium-term debt as a source of capital. At March 31, 2001, the Operating Partnership had approximately $265,933,000 of outstanding fixed rate debt, consisting of $100,387,000 in unsecured senior notes and $165,546,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.87% for the period ended March 31, 2001. When debt instruments of this type mature, the Operating Partnership typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Changes in general market interest rates will effect the fair value of the Operating Partnership's fixed rate debt (i.e. as the interest rates increase the fair value of the debt decreases and as interest rates decrease the fair value of the debt increases) but will not have an effect on the interest rate, interest expense or cash flow of such debt. In addition, the Operating Partnership may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Operating Partnership has approximately $1,221,000 in fixed rate debt maturing in 2001. Additionally, $1,718,000 of scheduled principal amortization payments are due in 2001.

      The Operating Partnership's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Operating Partnership's interest expense. The credit facility borrowings are primarily transacted utilizing a variable interest rate tied to LIBOR, which as of March 31, 2001 was equal to LIBOR plus 90 basis points. The interest rate on the construction loans as of March 31, 2001 was equal to LIBOR plus 150 basis points. The LIBOR rate used is at the Operating Partnership's option and is based upon the 30, 60 or 90 day LIBOR rate. A change in the LIBOR rate will effect the Operating Partnership's interest expense and cash flow. At March 31, 2001, the Operating Partnership had approximately $193,392,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 7.12% for the period ended March 31, 2001. If the interest rate for the Operating Partnership's variable rate debt increased or decreased by 1%, the Operating Partnership's subsequent annual interest rate expense on its then outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,934,000.

      Due to the uncertainty of fluctuations in interest rates and the specific actions that might be taken by the Operating Partnership to mitigate the impact of such fluctuations and their possible effects, the foregoing sensitivity analysis assumes no changes in the Operating Partnership's financial and credit structure.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

      On February 20, 2001, the Operating Partnership issued 2,500 units of limited partner interest to New Mexico I Partners in connection with its purchase of land and building at Animas Valley Mall from New Mexico I Partners. These units were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder.


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

         (a)   Exhibits

                                      EXHIBIT INDEX
EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

4.1              Form of Debt Security (4.6)*
4.2              Indenture, dated March 11, 1998, by and between the Operating Partnership and The
                 Chase Manhattan Bank as trustee (4.8)*
4.3              First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                 Partnership and The Chase Manhattan Bank as Trustee (4.9)*
10.1             Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership**
10.2             Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.6             Registration Rights Agreement among the Company and the Limited Partners of Price
                 Development Company, Limited Partnership (10(g))***
10.7             Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
                 Company and the Limited Partners of Price Development Company, Limited
                 Partnership***
10.8             Exchange Agreement among the Company and the Limited Partners of Price Development
                 Company, Limited Partnership (10(h))***
10.10            Amendment to Groundlease between Price Development Company and Alvin Malstrom as
                 Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400)
                 (10(j))***
10.11            Lease Agreement between The Corporation of the President of the Church of Jesus
                 Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                 1979.  (Groundlease for Anaheim Plaza) (10(k))***
10.12            Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July
                 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                 (10(l))***
10.13            Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and
                 dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont)
                 (10(m))***
10.14            Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15            First Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership**
10.16            Second Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership**
10.17            Third Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership****
10.18            Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership*****
10.19            Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership******
10.20            Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership*******
-----------------------
        *        Documents were previously filed with the Operating Partnership's Current Report on
                 Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
       **        Documents were previously filed with the Operating Partnership's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1999 and are  incorporated herein by reference.
      ***        Documents were previously filed with the Company's Registration Statement on Form S-
                 11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
     ****        Documents were previously filed with the Operating Partnership's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
    *****        Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
   ******        Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
  *******        Document was previously filed with the Operating Partnership's Annual Report on Form
                 10-K for the year ended December 31, 2000 and is incorporated herein by reference.
             (B) REPORTS ON FORM 8-K

                 None

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                                        Price Development Company,
                                                                        Limited Partnership
                                                                        (Registrant)
                                                                        by: JP Realty, Inc.,
                                                                        its Sole General Partner


             May 14, 2001                                               /s/ G. Rex Frazier
--------------------------------                                        -----------------------------------
                (Date)                                                  G. Rex Frazier
                                                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                                                        AND DIRECTOR


             May 14, 2001                                               /s/ M. Scott Collins
---------------------------------                                       -----------------------------------
                (Date)                                                  M. Scott Collins
                                                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                                                        (PRINCIPAL FINANCIAL
                                                                        & ACCOUNTING OFFICER)

                                      EXHIBIT INDEX
EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

4.1              Form of Debt Security (4.6)*
4.2              Indenture, dated March 11, 1998, by and between the Operating Partnership and The
                 Chase Manhattan Bank as trustee (4.8)*
4.3              First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                 Partnership and The Chase Manhattan Bank as Trustee (4.9)*
10.1             Second Amended and Restated Agreement of Limited Partnership of Price Development
                 Company, Limited Partnership**
10.2             Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b))***
10.6             Registration Rights Agreement among the Company and the Limited Partners of Price
                 Development Company, Limited Partnership (10(g))***
10.7             Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
                 Company and the Limited Partners of Price Development Company, Limited
                 Partnership***
10.8             Exchange Agreement among the Company and the Limited Partners of Price Development
                 Company, Limited Partnership (10(h))***
10.10            Amendment to Groundlease between Price Development Company and Alvin Malstrom as
                 Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400)
                 (10(j))***
10.11            Lease Agreement between The Corporation of the President of the Church of Jesus
                 Christ of Latter Day Saints and Price-James and Assumptions, dated September 24,
                 1979.  (Groundlease for Anaheim Plaza) (10(k))***
10.12            Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July
                 26, 1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                 (10(l))***
10.13            Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and
                 dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont)
                 (10(m))***
10.14            Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n))***
10.15            First Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership**
10.16            Second Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership**
10.17            Third Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership****
10.18            Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership*****
10.19            Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership******
10.20            Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                 Price Development Company, Limited Partnership*******
-----------------------
        *        Documents were previously filed with the Operating Partnership's Current Report on
                 Form 8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
       **        Documents were previously filed with the Operating Partnership's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1999 and are  incorporated herein by reference.
      ***        Documents were previously filed with the Company's Registration Statement on Form S-
                 11, File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
     ****        Documents were previously filed with the Operating Partnership's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
    *****        Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
   ******        Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
  *******        Document was previously filed with the Operating Partnership's Annual Report on Form
                 10-K for the year ended December 31, 2000 and is incorporated herein by reference.
