Form 10-Q
period 2001-06-30
PRICE DEVELOPMENT CO LP
filed 2001-08-09
CIK 1045334

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                        FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2001

                                           OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to __________

                           Commission file number 333-34835-01



                      PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                      ----------------------------------------------
                 (Exact name of registrant as specified in its charter)



                        MARYLAND                                        87-0516235
                        --------                                        ----------
                 (State of organization)                    (I.R.S. Employer Identification No.)
                   35 CENTURY PARK-WAY
               SALT LAKE CITY, UTAH  84115                            (801) 486-3911
               ---------------------------                             -------------
       (Address of principal executive offices,      Registrant's telephone number, including area code)
                 including zip code)


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
                                       FORM 10-Q




                                         INDEX



PART I:  FINANCIAL INFORMATION                                                       PAGE
         ---------------------                                                       ----
Item 1.   Financial Statements                                                          3

          Consolidated Balance Sheet as of June 30, 2001
           and December 31, 2000                                                        4

          Consolidated Statement of Operations for the Three Months
           and Six Months Ended June 30, 2001 and 2000                                  5

          Condensed Consolidated Statement of Cash Flows
           for the Six Months Ended June 30, 2001 and 2000                              6

          Notes to Consolidated Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                         13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   17

PART II:  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                            19

Item 2.   Changes in Securities and Use of Proceeds                                    19

Item 3.   Defaults upon Senior Securities                                              19

Item 4.   Submission of Matters to a Vote of Security Holders                          19

Item 5.   Other Information                                                            19

Item 6.   Exhibits and Reports on Form 8-K                                             19

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of Price Development Company, Limited Partnership (the "Operating Partnership") may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Operating Partnership. Readers are cautioned that the Operating Partnership's actual results could differ materially from those set forth in such forward-looking statements.




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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Operating Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2001 and the Operating Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2000, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)


                                                     (UNAUDITED)
                                                      ---------
                                                       JUNE 30,          DECEMBER 31,
                                                         2001                2000
                                                   ---------------      --------------
ASSETS
 Real Estate Assets
  Land							   $       107,520      $      106,561
  Buildings                                                799,542             797,793
                                                   ---------------      --------------
                                                           907,062             904,354
 Less: Accumulated Depreciation                           (165,107)           (154,574)
                                                   ---------------      --------------
    Operating Real Estate Assets                           741,955             749,780
 Real Estate Under Development                               4,769               1,927
                                                   ---------------      --------------
    Net Real Estate Assets                                 746,724             751,707
 Cash                                                        4,081               2,636
 Restricted Cash                                             7,082               3,820
 Accounts Receivable, Net                                   11,428              12,299
 Deferred Charges, Net                                       8,198               8,275
 Other Assets                                                7,814               7,094
                                                   ---------------      --------------
                                                   $       785,327      $      785,831
                                                   ===============      ==============


LIABILITIES AND PARTNERS' CAPITAL
Borrowings                                         $       458,144      $      464,462
Accounts Payable and Accrued Expenses                       15,239              13,013
Distributions Payable                                        9,869                  --
Other Liabilities                                              806                 816
                                                   ---------------      --------------
                                                           484,058             478,291
                                                   ---------------      --------------
Minority Interest                                            1,788               1,938
                                                   ---------------      --------------

Commitments and Contingencies

Partners' Capital
General Partner                                            159,969             164,578
Preferred Limited Partners                                 112,327             112,327
Common Limited Partners                                     27,185              28,697
                                                   ---------------      --------------
                                                           299,481             305,602
                                                   ---------------      --------------
                                                   $       785,327      $      785,831
                                                   ===============      ==============

           See accompanying notes to consolidated financial statements.

                     PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                       (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)

                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                             JUNE 30                            JUNE 30,
                                                 --------------------------------    ---------------------------------
                                                      2001              2000              2001              2000
                                                 --------------    --------------    --------------    ---------------
REVENUES
Minimum Rents                                    $       25,430    $       24,954    $       51,053    $        49,487
Percentage and Overage Rents                                382               315             1,095                752
Recoveries from Tenants                                   7,788             7,744            15,997             15,193
Interest                                                    152               164               295                316
Other                                                       252             1,077               584              1,405
                                                 --------------    --------------    --------------    ---------------
                                                         34,004            34,254            69,024             67,153
                                                 --------------    --------------    --------------    ---------------
EXPENSES
Operating and Maintenance                                 5,169             5,897            11,235             11,356
Real Estate Taxes and Insurance                           3,775             3,627             7,510              7,303
Advertising and Promotions                                  180               190               358                358
General and Administrative                                1,678             1,558             3,511              3,177
Depreciation                                              6,980             6,188            14,159             12,546
Amortization of Deferred Financing Costs                    362               399               743                807
Amortization of Deferred Leasing Costs                      224               186               395                358
Interest                                                  7,398             7,642            15,436             15,091
                                                 --------------    --------------    --------------    ---------------
                                                         25,766            25,687            53,347             50,996
                                                 --------------    --------------    --------------    ---------------
                                                          8,238             8,567            15,677             16,157

Minority Interest in (Income) Loss of
 Consolidated Partnerships                                  (66)              (67)               32                146
Gain on Sales of Real Estate                                 --             1,386               872              1,629
                                                 --------------    --------------    --------------    ---------------
Net Income                                                8,172             9,886            16,581             17,932
Preferred Unit Distributions                             (2,580)           (2,521)           (5,159)            (4,926)
                                                 --------------    --------------    --------------    ---------------
Net Income available to Common Unitholders       $        5,592    $        7,365    $       11,422    $        13,006
                                                 ==============    ==============    ==============    ===============
Basic Earnings Per Partnership Common Unit       $         0.28    $         0.37    $         0.57    $          0.65
                                                 ==============    ==============    ==============    ===============
Diluted Earnings Per Partnership Common Unit     $         0.28    $         0.37    $         0.57    $          0.65
                                                 ==============    ==============    ==============    ===============
Basic Weighted Average Number of
 Partnership Units                                       19,901            19,855            19,878             20,014
Add: Dilutive Effect of Stock Options                        64                10                37                  6
                                                  --------------    --------------    --------------    ---------------
Dilutive Weighted Average Number of
 Partnership Units                                       19,965            19,865            19,915             20,020
                                                 ==============    ==============    ==============    ===============



             See accompanying notes to consolidated financial statements.

                      PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)

                                                          For the Six months Ended June 30,
                                                          ---------------------------------
                                                               2001               2000
                                                          -------------      --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $      32,775      $       35,381
                                                          -------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired,
  Net of Accounts Payable                                        (9,844)            (21,866)
 Proceeds from the Sale of Real Estate                            1,790               1,831
 Increase in Restricted Cash                                     (3,262)               (855)
                                                          -------------      --------------
    Net Cash Used in Investing Activities                       (11,316)            (20,890)
                                                          -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                         81,873              16,500
Repayment of Borrowings                                         (88,191)            (15,692)
Proceeds from Minority Partners                                      --                  36
Net Proceeds from Issuance of Partnership Common Units            2,135                  --
Net Proceeds from Issuance of Preferred Units                        --               7,756
Distributions to Preferred Unitholders                           (5,159)             (4,926)
Distributions to Minority Interest                                 (117)                (47)
Distributions to Partners                                        (9,810)             (9,511)
Deferred Financing Costs                                           (745)               (252)
Repurchase of Common Units                                           --             (10,632)
                                                          -------------      --------------
    Net Cash Used in Financing Activities                       (20,014)            (16,768)
                                                          -------------      --------------

Net Increase (Decrease) in Cash                                   1,445              (2,277)
Cash, Beginning of Period                                         2,636               7,767
                                                          -------------      --------------
Cash, End of Period                                       $       4,081      $        5,490
                                                          =============      ==============



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

1.    BUSINESS  SUMMARY,  BASIS  OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING
      POLICIES

      Price   Development   Company,  Limited   Partnership   (the   "Operating
Partnership") is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties in Utah, Idaho, Colorado, Arizona,
Nevada, New Mexico and Wyoming, as well as in Oregon, Washington and California. The tenant base includes primarily national, regional and retail chains and local retail companies. Consequently, the credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds a controlling interest in, the Operating Partnership. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the context requires otherwise.

      The accompanying consolidated financial statements include the accounts of the Operating Partnership and all controlled affiliates. All significant inter-company balances and transactions have been eliminated in the consolidated presentation. The interim financial data for the three-months and six-months ended June 30, 2001 and 2000 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

      Net income of the Operating Partnership is allocated first to its preferred unitholders as described in Note 4 and then to its common unitholders based upon their pro rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------------------------
                                                     2001                              2000
                                         -----------------------------   ------------------------------

                                              UNITS       PERCENTAGE          UNITS        PERCENTAGE
                                         -------------   -------------   -------------    -------------
Units held by General Partner               16,240,000          81.70%      16,378,000           81.83%
Units held by Limited Partners               3,638,000          18.30%       3,636,000           18.17%
                                         -------------   -------------   -------------    -------------
                                            19,878,000         100.00%      20,014,000          100.00%
                                         =============   =============   =============    =============

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


2.    BORROWINGS

                                                                                            JUNE 30,
                                                                                              2001
                                                                                         -------------
Credit facility, unsecured; weighted average interest at 6.28% during 2001;              $     107,000
 due in 2003
Notes, unsecured; interest at 7.29%; maturing 2005 to 2008                                     100,000
Mortgage payable, secured by real estate; interest at 6.68%; due in 2008                        82,056
Mortgage payable, secured by real estate; interest at 6.64%; due in 2011                        78,719
Construction loan, secured by real estate; interest at 5.31% as of June 30,                     44,085
 2001; due in 2003
Construction loan, secured by real estate; interest at 5.56% as of June 30,
 2001; due in 2001                                                                              41,600
Other notes payable, secured by real estate; interest ranging from 7.00% to 9.99%
 maturing from 2001 to 2095                                                                      4,684
                                                                                         -------------
                                                                                         $     458,144
                                                                                         =============

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

2.    BORROWINGS (CONTINUED)

      On January 22, 2001, the Operating Partnership through Boise Mall, LLC, an indirectly wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square from The Chase Manhattan Bank in the amount of $79,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to pay-off the $61,223 notes, secured by real estate, with an interest rate of 6.37% and reduced amounts outstanding under the Operating Partnership's credit facility. The properties unencumbered by this transaction include Cottonwood Mall in Holladay, Utah, North Plains Mall in Clovis, New Mexico and Three Rivers Mall in Kelso, Washington.

      On June 28, 2001, Provo Mall Development Company Ltd., a consolidated partnership of which the Operating Partnership is the general partners exercised its right to extend its $50,000 construction loan facility with a current balance outstanding as of June 30, 2001 of $44,085. The extension is for a two year period maturing July 1, 2003.

      On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner obtained a new interim loan facility from a group of banks led by Bank One Arizona, NA. The new loan facility totals $47,300, of which $41,600 was drawn at closing and used to pay-off and terminate the maturing $50,000 Spokane Valley Mall construction loan, with a balance of $41,600. The new interim loan facility is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points.


3.    SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes the scheduled maturities of borrowings at June 30, 2001:

YEAR                                                                     TOTAL
----                                                                ------------
2001                                                                $     43,803
2002                                                                       1,910
2003                                                                     153,400
2004                                                                       2,124
2005                                                                      27,287
2006                                                                      27,446
Thereafter                                                               202,174
                                                                    ------------
                                                                    $    458,144
                                                                    ============


4.  PARTNERS' CAPITAL

    The following table summarizes changes in partners' capital since December 31, 2000:

                                                                     PREFERRED         COMMON
                                                     GENERAL          LIMITED          LIMITED
                                                    PARTNERS         PARTNERS         PARTNERS         TOTAL
                                                  ------------    -------------    --------------    -----------
Partners' Capital at December 31, 2000            $    164,578    $     112,327     $      28,697    $   305,602
Net Income                                               9,332            5,159             2,090         16,581
Units Issued upon Exercise of Stock Options              2,135               --                --          2,135
Distributions Paid                                      (8,009)          (5,159)           (1,801)       (14,969)
Distributions Accrued                                   (8,067)              --            (1,801)        (9,868)
                                                  ------------    -------------    --------------    -----------
Partners' Capital at June 30, 2001                $    159,969    $     112,327    $       27,185    $   299,481
                                                  ============    =============    ==============    ===========

               PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

4.  PARTNERS' CAPITAL (CONTINUED)

    In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interests (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under its prior credit facility. The Series A
Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the holder of the Series A Preferred Units are based upon the rate of 8.75% on the $12,750 or $558 for the six months ended June 30, 2001 and 2000.

    On July 28, 1999, the Operating Partnership issued 3.8 million Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under its prior credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distribution paid to the holders of the Series B Preferred Units are based upon the rate of 8.95% on the $95,000 or $4,251 for the six months ended June 30, 2001 and 2000.

    On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, to pay down the borrowings under its prior credit facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating
Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distribution paid to the holder of Series C Preferred Units are based upon the rate of 8.75% on the 8,000 or $350 and $117 for the six months ended June 30, 2001 and 2000, respectively.

    Company stock options exercised during the second quarter of 2001 were 118,811 shares. The Operating Partnership issued and equivalent number of common units to the Company for approximately $2,135 in cash which it used to increase its operating cash.

               PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

4.  PARTNERS' CAPITAL (CONTINUED)

    Net income of the Operating Partnership is allocated first to its preferred unitholders as described above and then to its common unitholders based upon their pro rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based upon the weighted average number of common units outstanding as follows:

                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------------------------
                                                     2001                              2000
                                         -----------------------------   ------------------------------

                                              UNITS       PERCENTAGE          UNITS        PERCENTAGE
                                         -------------   -------------   -------------    -------------
Units held by General Partner               16,240,000          81.70%      16,378,000           81.83%
Units held by Limited Partners               3,638,000          18.30%       3,636,000           18.17%
                                         -------------   -------------   -------------    -------------
                                            19,878,000         100.00%      20,014,000          100.00%
                                         =============   =============   =============    =============

    The consolidated partnerships' minority interests in income or loss are calculated by multiplying the percentage of each such partnership owned by its respective minority partners by the total income or loss of such partnership. When losses allocated to minority partners exceed their basis such amounts are recognized by the Operating Partnership.


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

    The regional mall segment consists of 18 regional malls in eight states containing approximately 10,430,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 301,000 to 1,172,000 square feet of total GLA.

    The community center segment consists of 25 properties in seven states containing approximately 3,390,000 square feet of total GLA and one freestanding retail property containing approximately 2,000 square feet of GLA.

    The   commercial  properties  include  six  mixed-use   commercial/business
properties with 38 commercial buildings containing approximately 1,354,000 square feet of GLA which are located primarily in the Salt Lake City, Utah area.

    The table below presents information about the Operating Partnership's reportable segments for the quarters ending June 30:

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

5.  SEGMENT INFORMATION (CONTINUED)

                                       REGIONAL       COMMUNITY       COMMERCIAL
                                        MALLS          CENTERS        PROPERTIES        OTHER          TOTAL
                                    -------------    ------------    -------------   -----------   -------------
2001
----
Total Revenues				$      55,120    $      9,836    $       3,819    $      249    $     69,024
Property Operating Expenses (1)           (16,091)         (2,250)            (762)           --         (19,103)
                                    -------------    ------------    -------------   -----------   -------------
Property NOI (2)                           39,029           7,586            3,057           249          49,921
Unallocated Expenses (3)                       --              --               --       (34,244)        (34,244)
Unallocated Minority Interest (4)              --              --               --            32              32
Unallocated Other(5)                           --              --               --           872             872
Consolidated Net Income                        --              --               --            --          16,581
Additions to Real Estate Assets             4,437            4,935             472            --           9,844
Total Assets (6)                          658,930           83,013          29,467        13,917         785,327
2000
----
Total Revenues                      $      53,725    $       9,182   $       3,808    $      438   $      67,153
Property Operating Expenses (1)           (15,894)          (2,315)           (796)          (12)        (19,017)
                                    -------------    ------------    -------------   -----------   -------------
Property NOI (2)                           37,831            6,867           3,012           426          48,136
Unallocated Expenses (3)                       --               --              --       (31,979)        (31,979)
Unallocated Minority Interest (4)              --               --              --           146             146
Unallocated Other (5)                          --               --              --         1,629           1,629
Consolidated Net Income                        --               --              --            --          17,932
Additions to Real Estate Assets            15,971              843             407            --          17,221
Total Assets (6)                          646,292           83,232          30,644        16,667         776,835

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


6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Unitholders of Operating Partnership elected to convert zero and 125 of OP Units having a recorded value of zero and $1 into an equal number of shares of Common Stock during the six months ended June 30, 2001 and 2000, respectively.

                                                             JUNE 30,          JUNE 30,
                                                               2001              2000
                                                          --------------    --------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions accrued for general partner not paid        $        8,067    $        7,766
Distributions accrued for limited partners not paid       $        1,801    $        1,745

               PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

7.  SUBSEQUENT EVENTS

    On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, obtained a new interim loan facility from a group of banks led by Bank One Arizona, NA. The new loan facility totals $47,300, of which $41,600 was drawn at closing and used to pay-off and terminate the maturing $50,000 Spokane Valley Mall construction loan, with a balance of $41,600. The new interim loan facility is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The   following  discussion  should  be  read  in  conjunction   with   the
consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

    JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming, as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and holds a controlling interest in the Operating Partnership. The Operating Partnership's existing portfolio consists of 50 properties, in three operating segments, including 18 enclosed regional malls, 25 community centers together with one free-standing retail property and six mixed-use commercial properties.

    JP Realty, Inc., together with the Operating Partnership and its other subsidiaries, shall be referred to herein as (the "Company").

RESULTS OF OPERATIONS

    COMPARISON OF  SIX  MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30,
2000

REVENUES

    Total revenues increased 2.8%, or $1,871,000, for the six months ended June 30, 2001. Of the $1,871,000 increase, $1,395,000 was the result of increased revenues at the regional malls, $654,000 was the result of increased revenues at the community centers and $11,000 was the result of increased revenues at the commercial properties. A decrease of $189,000 was not allocated to a particular property segment.

MINIMUM RENTS

    Minimum rents increased 3.2%, or $1,566,000, for the six months ended June 30, 2001. Minimum rents increased by $1,142,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, the August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall, the stabilization of the Mall at Sierra Vista and overall growth throughout the regional mall portfolio. Minimum rents increased by $510,000 at the community centers due primarily to $265,000 from lease termination settlements together with overall growth throughout the community center portfolio. Minimum rents at the commercial properties increased by $8,000. Amounts not allocated to a particular segment decreased by $94,000.

PERCENTAGE AND OVERAGE RENTS

    Percentage and overage rents increased 45.6%, or $343,000, for the six months ended June 30, 2001. Percentage and overage rents increased by $244,000 at the regional malls and $99,000 at the community centers.

RECOVERIES FROM TENANTS

    Recoveries from tenants increased 5.3%, or $804,000, for the six months ended June 30, 2001. Recoveries from tenants increased by $764,000 at the regional malls, $37,000 at the community centers and $3,000 at the commercial properties.

INTEREST AND OTHER REVENUES

    Interest and other revenues decreased 48.9%, or $842,000, for the six months ended June 30, 2001. Interest decreased $21,000 and other revenues decreased $821,000. The decrease in other revenues is primarily due to $729,000 received in 2000 from a local governmental redevelopment agency as payment for a prior year incentive to build in its community.

EXPENSES

    Total expenses increased 4.6%, or $2,351,000, for the six months ended June 30, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $86,000, general and administrative expenses increased by $334,000, depreciation and amortization increased by $1,586,000 and interest increased by $345,000.

PROPERTY OPERATING EXPENSES

    Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) increased by $197,000 at the regional malls, decreased by $65,000 at the community centers and decreased by $34,000 at the commercial properties. A decrease of $12,000 was not allocated to a particular property segment.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased $334,000 for the six months ended June 30, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan which, in 2000, was lower due to the receipt of certain reinsurance proceeds. Higher legal and professional costs also contributed to this increase.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $1,586,000 for the six months ended June 30, 2001. This increase is attributable to higher depreciation expense from newly developed GLA and the reduction in asset lives on certain tenant improvements. In 2001, the effect of reducing asset lives on tenant improvements was $506,000 compared to $253,000 in 2000.

INTEREST EXPENSE/CAPITALIZED INTEREST

    Interest expense increased $345,000 for the six months ended June 30, 2001. Interest capitalized on projects under development was $199,000 in 2001 compared to $800,000 in 2000.

MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED PARTNERSHIPS

    Losses attributable to minority interest decreased $114,000 to $32,000 in 2001 compared to $146,000 in 2000. This is mainly due to a consolidated partnership where cumulative losses now exceed the limited partners' investment in such consolidated partnership and such losses previously attributable to the limited partner are now recognized by the Company.

GAIN ON SALES OF REAL ESTATE

    Gain on sales of real estate decreased $757,000 due to a sale of an out parcel with a gain of $872,000 as compared to the gain on sales of real estate of $1,629,000 in 2000.

    COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

    Total revenues decreased 0.7%, or $250,000, for the three months ended June 30, 2001. Of the $250,000 decrease, $365,000 was the result of decreased revenues at the regional malls, $192,000 was the result of increased revenues at the community centers and $11,000 was the result of increased revenues at the commercial properties. A decrease of $88,000 was not allocated to a particular property segment.

MINIMUM RENTS

    Minimum rents increased 1.9%, or $476,000, for the three months ended June 30, 2001. Minimum rents increased by $411,000 at the regional malls primarily due to the September 2000 completion of the expansion at the NorthTown Mall, the August 2000 addition of Dillard's as an anchor tenant to the North Plains Mall and overall growth throughout the regional mall portfolio. Minimum rents increased by $125,000 at the community centers. Minimum rents at the commercial properties increased by $6,000. Amounts not allocated to a particular segment decreased by $66,000.

PERCENTAGE AND OVERAGE RENTS

    Percentage  and  overage rents increased 21.3%, or $67,000, for  the  three
months ended June 30,  2001.   Percentage and overage rents increased by $4,000
at the regional malls and $63,000 at the community centers.

RECOVERIES FROM TENANTS

    Recoveries from tenants increased 0.6%, or $44,000, for the three months ended June 30, 2001. Recoveries from tenants increased by $42,000 at the regional malls, decreased $3,000 at the community centers and increased by $5,000 at the commercial properties.

INTEREST AND OTHER REVENUES

    Interest and other revenues decreased 67.4%, or $837,000, for the three months ended June 30, 2001. Interest decreased $12,000 and other revenues decreased $825,000. The decrease in other revenues is primarily due to $729,000 received in 2000 from a local governmental redevelopment agency as payment for a prior year incentive to build in its community.

EXPENSES

    Total expenses increased 0.3%, or $79,000, for the three months ended June 30, 2001. Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) decreased by $590,000, general and administrative expenses increased by $120,000, depreciation and amortization increased by $793,000, and interest decreased by $244,000.

PROPERTY OPERATING EXPENSES

    Property operating expenses (operating and maintenance; real estate taxes and insurance; and advertising and promotions) decreased by $560,000 at the regional malls, decreased by $42,000 at the community centers and increased by $19,000 at the commercial properties. A decrease of $7,000 was not allocated to a particular property segment.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased $120,000 for the three months ended June 30, 2001. The increase is primarily related to increased insurance expense related to the Company's health insurance plan and legal and professional costs.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization increased $793,000 for the three months ended June 30, 2001. This increase is attributable to higher depreciation expense from newly developed GLA and the reduction in asset lives on certain tenant improvements. In 2001, the effect of reducing asset lives on tenant improvements was $106,000 compared to $57,000 in 2000.

INTEREST EXPENSE/CAPITALIZED INTEREST

    Interest expense decreased $244,000 for the three months ended June 30, 2001. Interest capitalized on projects under development was $111,000 in 2001 compared to $420,000 in 2000.

GAIN ON SALES OF REAL ESTATE

    Gain on sales of real estate decreased $1,386,000 due to sales of property in 2000 and no sales in 2001.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its stockholders at least 90% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended June 30, 2001, the Company declared a dividend of $.495 per share payable July 17, 2001 to the stockholders of record as of July 5, 2001.

    The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of June 30, 2001, the Company's cash and restricted cash amounted to approximately $11.2 million. In addition to its cash and restricted cash, unused capacity under the Operating Partnership's credit facility at June 30, 2001 totaled $93 million.

    The Company expects to meet its short-term liquidity requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Operating Partnership's credit facility.

    The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At June 30, 2001, the Company's total outstanding indebtedness was approximately $458.1 million. Such indebtedness included: (i) the Provo Towne Centre construction loan of approximately $44.1 million which was due in July 2001 and was extended, at the option of the Company, for an additional two years; (ii) the Spokane Valley Mall construction loan of $41.6 million which was due August 1, 2001 and was replaced with a new loan in the same amount maturing July 31, 2003; (iii) the Operating Partnership's credit facility with a balance of $107.0 million maturing July 2003; (iv) the $100 million senior notes with a principal payable of $25 million per year beginning March 2005;
(v) the $82.1 million, 6.68% first mortgage on NorthTown Mall which requires a balloon payment of approximately $73.0 million in September 2008; and (vi) the $78.7 million, 6.64% first mortgage on Boise Towne Square which requires a balloon payment of approximately $68.4 million in February 2011.

    Quarterly  distributions  to  the preferred  unitholders  of  approximately
$278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December of each year.

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

    On September 2, 1997, the Company and the Operating Partnership filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering common stock, preferred stock, depositary shares, common stock warrants, debt securities and guarantees. This registration statement, when combined with the Company's unused portion of its previous shelf registration, would allow for up to $400 million of securities to be offered by the Company and the Operating Partnership. On March 11, 1998, pursuant to this registration statement, the Operating Partnership issued $100 million of ten-year senior unsecured notes bearing annual interest at a rate of 7.29%. The Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270 as a result of terminating this agreement making the effective rate of interest on these notes 7.26%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the Credit Facility. At June 30, 2001, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

    The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the Operating Partnership's credit facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 43% at June 30, 2001.

    Net cash provided by operating activities for the six months ended June 30, 2001 was $32,775,000 versus $35,381,000 for the corresponding period of 2000. Net income adjusted for non-cash items accounted for a $46,000 decrease, while changes in operating assets and liabilities accounted for a $2,560,000 decrease.

    Net cash used in investing activities for the six months ended June 30, 2001 was $11,316,000. It primarily reflects real estate asset investments of $9,844,000, an increase in restricted cash of $3,262,000, and proceeds from the sale of real estate of $1,790,000.

    Net cash used in financing activities for the six months ended June 30, 2001 was $20,014,000. Cash was generated from the issuance of common stock from the exercise of stock options in the amount of $2,135,000, and from borrowings of $81,873,000, which were used to repay borrowings in the amount of $88,191,000, and for distributions to preferred unitholders in the amount of $5,159,000, to minority interests in the amount of $1,918,000, to common stockholders in the amount of $8,009,000, along with the payment of $745,000 for deferred financing costs.

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

    The Operating Partnership uses long-term and medium-term debt as a source of capital. At June 30, 2001, the Operating Partnership had approximately $265,459,000 of outstanding fixed rate debt, consisting of $100,000,000 in unsecured senior notes and $165,459,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2001 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.87% for the period ended June 30, 2001. When debt instruments of this type mature, the Operating Partnership typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Changes in general market interest rates will effect the fair value of the Operating Partnership's fixed rate debt (i.e. as the interest rates increase the fair value of the debt decreases and as interest rates decrease the fair value of the debt increases) but will not have an effect on the interest rate, interest expense or cash flow of such debt. In addition, the Operating Partnership may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. The Operating Partnership has approximately $1,221,000 in fixed rate debt maturing in 2001. Additionally, $982,000 of scheduled principal amortization payments are due in 2001.

    The Operating Partnership's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Operating Partnership's interest expense. The credit facility borrowings are primarily transacted utilizing a variable interest rate tied to LIBOR, which as of June 30, 2001 was equal to LIBOR plus 90 basis points. The interest rate on the construction loans as of June 30, 2001 was equal to LIBOR plus 150 basis points. The LIBOR rate used is at the Operating Partnership's option and is based upon
the   30,   60   or   90   day   LIBOR   rate.  A   change  in  the  LIBOR
rate will effect the Operating Partnership's interest expense and cash flow. At June 30, 2001, the Operating Partnership had approximately $192,685,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 6.42% for the period ended June 30, 2001. If the interest rate for the Operating Partnership's variable rate debt increased or decreased by 1%, the Operating Partnership's subsequent annual interest rate expense on its then outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,927,000.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)   Exhibits

                                   EXHIBIT INDEX
Exhibit
NUMBER                              DESCRIPTION
------                              -----------
4.1             Form of Debt Security (4.6){(1)}
4.2             Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                Manhattan Bank as trustee (4.8){(1)}
4.3             First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                Partnership and The Chase Manhattan Bank as Trustee (4.9){(1)}
10.1            Second Amended and Restated Agreement of Limited Partnership of Price Development
                Company, Limited Partnership{(2)}
10.2            Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(3)}
10.6            Registration Rights Agreement among the Company and the Limited Partners of Price
                Development Company, Limited Partnership (10(g)){(3)}
10.7            Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
                Company and the Limited Partners of Price Development Company, Limited Partnership{ (3)}
10.8            Exchange Agreement among the Company and the Limited Partners of Price Development
                Company, Limited Partnership (10(h)){(3)}
10.10           Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee
                and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j)){(3)}
10.11           Lease Agreement between The Corporation of the President of the Church of Jesus Christ
                of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.
                (Groundlease for Anaheim Plaza) (10(k)){(3)}
10.12           Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26,
                1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                (10(l)){(3)}
10.13           Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
                August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m)){(3)}
10.14           Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){(3)}
10.15           First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(2)}
10.16           Second Amendment to Second Amended and Restated Agreement of Limited Partnership of
                Price Development Company, Limited Partnership{(2)}
10.17           Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(4)}
10.18           Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                Price Development Company, Limited Partnership{(5)}
10.19           Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(6)}
10.20           Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(7)}

       (1)   Documents were previously filed with the Operating Partnership's Current Report on Form
             8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
       (2)   Documents were previously filed with the Operating Partnership's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1999 and are  incorporated herein by reference.
       (3)   Documents were previously filed with the Company's Registration Statement on Form S-11,
             File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
       (4)   Documents were previously filed with the Operating Partnership's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
       (5)   Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
       (6)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
       (7)   Document was previously filed with the Operating Partnership's Annual Report on Form 10-
             K for the year ended December 31, 2000 and is incorporated herein by reference.
       (B)   REPORTS ON FORM 8-K
             None

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

                                         Price Development Company,
                                         Limited Partnership
                                        (Registrant)
                                         by: JP Realty, Inc.,
                                         its sole General Partner

            August 9, 2001              /s/ G. Rex Frazier
-----------------------------------     --------------------------------
                (Date)                  G. Rex Frazier
                                        PRESIDENT, CHIEF OPERATING OFFICER,
                                        AND DIRECTOR


            August 9, 2001              /s/ M. Scott Collins
-----------------------------------     --------------------------------
                (Date)                  M. Scott Collins
                                        VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL
                                        & ACCOUNTING OFFICER)

Exhibit
NUMBER                              DESCRIPTION
------                              -----------
4.1             Form of Debt Security (4.6){(1)}
4.2             Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
                Manhattan Bank as trustee (4.8){(1)}
4.3             First Supplemental Indenture, dated March 11, 1998, by and between the Operating
                Partnership and The Chase Manhattan Bank as Trustee (4.9){(1)}
10.1            Second Amended and Restated Agreement of Limited Partnership of Price Development
                Company, Limited Partnership{(2)}
10.2            Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(3)}
10.6            Registration Rights Agreement among the Company and the Limited Partners of Price
                Development Company, Limited Partnership (10(g)){(3)}
10.7            Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
                Company and the Limited Partners of Price Development Company, Limited Partnership{ (3)}
10.8            Exchange Agreement among the Company and the Limited Partners of Price Development
                Company, Limited Partnership (10(h)){(3)}
10.10           Amendment to Groundlease between Price Development Company and Alvin Malstrom as Trustee
                and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400) (10(j)){(3)}
10.11           Lease Agreement between The Corporation of the President of the Church of Jesus Christ
                of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.
                (Groundlease for Anaheim Plaza) (10(k)){(3)}
10.12           Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26,
                1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
                (10(l)){(3)}
10.13           Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and dated
                August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m)){(3)}
10.14           Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){(3)}
10.15           First Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(2)}
10.16           Second Amendment to Second Amended and Restated Agreement of Limited Partnership of
                Price Development Company, Limited Partnership{(2)}
10.17           Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(4)}
10.18           Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of
                Price Development Company, Limited Partnership{(5)}
10.19           Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(6)}
10.20           Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Price
                Development Company, Limited Partnership{(7)}

       (1)   Documents were previously filed with the Operating Partnership's Current Report on Form
             8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
       (2)   Documents were previously filed with the Operating Partnership's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1999 and are  incorporated herein by reference.
       (3)   Documents were previously filed with the Company's Registration Statement on Form S-11,
             File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
       (4)   Documents were previously filed with the Operating Partnership's Quarterly Report on
             Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
       (5)   Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
       (6)   Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
       (7)   Document was previously filed with the Operating Partnership's Annual Report on Form 10-
             K for the year ended December 31, 2000 and is incorporated herein by reference.