Form 10-Q/A
period 2001-09-30
PRICE DEVELOPMENT CO LP
filed 2001-11-13
CIK 1045334

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                         FORM 10-Q/A

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

                     PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                                       FORM 10-Q/A




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


      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q/A may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of Price Development Company, Limited Partnership (the "Operating Partnership") may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Operating Partnership. Readers are cautioned that the Operating Partnership's actual results could differ materially from those set forth in such forward-looking statements.




                                        PART I


ITEM 1.   FINANCIAL STATEMENTS

    The information furnished in the accompanying financial statements listed in the index on page 2 of this Quarterly Report on Form 10-Q/A reflects only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

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

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                    (UNAUDITED)
                                                                     ---------
                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                       2001                  2000
                                                                   -------------        --------------
ASSETS
 Real Estate Assets
  Land     			                                           $     107,520        $      106,561
  Buildings                                                              803,924               797,793
                                                                   -------------        --------------
                                                                         911,444               904,354
 Less: Accumulated Depreciation                                         (171,546)             (154,574)
                                                                   -------------        --------------
    Operating Real Estate Assets                                         739,898               749,780
 Real Estate Under Development                                            12,012                 1,927
                                                                   -------------        --------------
    Net Real Estate Assets                                               751,910               751,707


 Cash                                                                      4,594                 2,636
 Restricted Cash                                                           7,600                 3,820
 Accounts Receivable, Net                                                 10,853                12,299
 Deferred Charges, Net                                                     8,656                 8,275
 Other Assets                                                              7,562                 7,094
                                                                   -------------        --------------
                                                                   $     791,175        $      785,831
                                                                   =============        ==============

LIABILITIES AND PARTNERS' CAPITAL
Borrowings                 							 $     464,150        $      464,462
Accounts Payable and Accrued Expenses                                     16,348                13,013
Distributions Payable                                                     11,994                    --
Other Liabilities                                                          1,027                   816
                                                                   -------------        --------------
                                                                         493,519               478,291
                                                                   -------------        --------------
Minority Interest                                                          1,640                 1,938
                                                                   -------------        --------------

Commitments and Contingencies

Partners' Capital
General Partner    			                                     157,100               164,578
Preferred Limited Partners                                               112,327               112,327
Common Limited Partners                                                   26,589                28,697
                                                                   -------------        --------------
                                                                         296,016               305,602
                                                                   -------------        --------------
                                                                   $     791,175        $      785,831
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

    The statements contained in this Quarterly Report of Form 10-Q/A that are not purely historical fact are forward looking statements, including statements regarding the Company's expectations, budgets, estimates and contemplations. Actual future performance, achievements and results of Price Development
Company Limited Partnership may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Company's actual results could differ materially from those set forth in such forward-looking statements.


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

            November 13, 2001                  /s/ G. Rex Frazier
----------------------------------------     -------------------------------------------
            November 13, 2001                 /s/ G. Rex Frazier
                (Date)                       G. Rex Frazier
                                             PRESIDENT, CHIEF OPERATING OFFICER,
                                             AND DIRECTOR


           November 13, 2001                  /s/ M. Scott Collins
----------------------------------------     -------------------------------------------
           November 13, 2001                  /s/ M. Scott Collins
                (Date)                       M. Scott Collins
                                             VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL
                                             & ACCOUNTING OFFICER)

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
