Form 10-K/A
period 2001-12-31
PRICE DEVELOPMENT CO LP
filed 2002-04-18
CIK 1045334

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

      Certain matters discussed under the captions "Business and Properties", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K/A and the information incorporated by reference herein may constitute forward-looking statements, and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Company may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, terrorist activities, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of Price Development Company, Limited Partnership. Readers are cautioned that the Operating Partnership's actual results could differ materially from those set forth in such forward-looking statements.


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

      Based on total gross leasable area (Company-owned leasable area plus any tenant-owned leasable area within the Company's Properties ("Total GLA")), the Company owns and operates the largest retail property portfolio in each of the states of Utah, Idaho and Wyoming, and is one of the leading owners and operators of retail shopping center properties throughout the Intermountain Region. As of December 31, 2001, the Company's retail portfolio contained an aggregate of 13,843,236 square feet of Total GLA and its commercial portfolio contained an aggregate of 1,354,774 square feet of gross leasable area (Company-owned leasable area within the Company's Properties ("GLA")). Based on Total GLA, the Company's retail Properties were approximately 93% leased as of December 31, 2001 and, based on GLA, its commercial Properties were approximately 96% leased as of that date. Segment information for the years ended December 31, 2001, 2000 and 1999 is included in the financial statements attached to this Annual Report on Form 10-K/A.

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

     The statements contained in this Annual Report of Form 10-K/A that are not purely historical fact are forward looking statements and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of the Operating Partnership may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, terrorist activities, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Company. Readers are cautioned that the Operating Partnership's actual results could differ materially from those set forth in such forward-looking statements.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedules appearing on Page F-1 of this Annual Report on Form 10-K/A.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During the two most recent fiscal years, the Operating Partnership has not experienced any changes in or disagreements with its independent auditors.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Operating Partnership does not have any directors or executive officers. The Company, as the sole general partner of the Operating Partnership, controls the day-to-day operations of the Operating Partnership. Information regarding
(i) the Company's Directors appears under Item 10 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 and (ii) the Company's Executive Officers appears in Item 4A of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. The Operating Partnership does not have any equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and, therefore, is not required to provide the information requested by Item 405 of Regulation S-K.


ITEM 11.  EXECUTIVE COMPENSATION

  The Operating Partnership does not have any directors or executive officers. The Company, as the sole general partner of the Operating Partnership, controls the day-to-day operations of the Operating Partnership. Information regarding executive compensation of the Company's Executive Officers appears under Item 11 of the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001.


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

                                                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                                               By: JP Realty, Inc. its general partner


                                               By: /s/ M. SCOTT COLLINS
                                                   -----------------------
                                                   M. Scott Collins
                                                   Vice President, Chief Financial Officer
Date:  April 17, 2002                              and Treasurer (Principal Financial and Accounting Officer)

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

EXHIBIT 23

                        CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-34835 and No. 333-34835-01) of Price Development Company, Limited Partnership of our report dated January 30, 2002, relating to the consolidated financial statements and financial statements schedules, which appears in Price Development Company, Limited Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2001.




/s/ PRICEWATERHOUSECOOPERS, LLP
----------------------------------
PricewaterhouseCoopers, LLP
Salt Lake City, Utah
April 17, 2002

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