Form 10-Q
period 2002-03-31
PRICE DEVELOPMENT CO LP
filed 2002-05-09
CIK 1045334

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


                                        FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002

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




                                         INDEX
                                         -----


PART I:  FINANCIAL INFORMATION                                                       PAGE
------------------------------					                        ------
Item 1.          Financial Statements                                                    3
                 Consolidated Balance Sheet as of March 31, 2002
                  and December 31, 2001                                                  4
                 Consolidated Statement of Operations for the Three Months
                  Ended March 31, 2002 and 2001                                          5
                 Condensed Consolidated Statement of Cash Flows
                  for the Three Months Ended March 31, 2002 and 2001                     6
                 Notes to Consolidated Financial Statements                              7
Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   13
Item 3.          Quantitative and Qualitative Disclosures About Market Risk             18

PART II:  OTHER INFORMATION
---------------------------
Item 1.          Legal Proceedings 				                                  19
Item 2.          Changes in Securities and Use of Proceeds                              19
Item 3.          Defaults Upon Senior Securities                                        19
Item 4.          Submission of Matters to a Vote of Security Holders                    19
Item 5.          Other Information                                                      19
Item 6.          Exhibits and Reports on Form 8-K                                       19

      Certain matters discussed under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report on Form 10-Q may constitute forward-looking statements and as such may involve known and unknown risks, uncertainties and assumptions. Actual future performance, achievements and results of Price Development Company, Limited Partnership (the "Operating Partnership") may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes, the effects of the proposed merger with General Growth Properties, Inc. and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Operating Partnership. Readers are cautioned that the Operating Partnership's actual results could differ materially from those set forth in such forward-looking statements.




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

    The aforementioned financial statements should be read in conjunction with the notes to the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Operating Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2001, including the financial statements and notes thereto.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)

                                                                              (UNAUDITED)
                                                                               ---------
                                                                               MARCH 31,       DECEMBER 31,
                                                                                 2002             2001
                                                                            --------------    -------------
ASSETS
Real Estate Assets
  Land                                                                      $      106,602    $     106,602
  Buildings                                                                        817,688          814,307
                                                                            --------------    -------------
                                                                                   924,290          920,909
 Less: Accumulated Depreciation                                                   (182,633)        (175,946)
                                                                            --------------    -------------
    Operating Real Estate Assets                                                   741,657          744,963

 Real Estate Under Development                                                       2,894            3,151
                                                                            --------------    -------------
    Net Real Estate Assets                                                         744,551          748,114
 Cash                                                                               11,735           11,493
 Restricted Cash                                                                     4,390            5,634
 Accounts Receivable, Net                                                           12,879           14,542
 Deferred Charges, Net                                                               8,178            8,418
 Other Assets                                                                        7,696            7,571
                                                                            --------------    -------------
                                                                            $      789,429    $     795,772
                                                                            ==============    =============


LIABILITIES AND PARTNERS' CAPITAL
Borrowings											    $      460,199    $     478,682
Accounts Payable and Accrued Expenses                                               14,135           12,976
Distributions Payable                                                               12,381               --
Other Liabilities                                                                      825              841
                                                                            --------------    -------------
                                                                                   487,540          492,499
                                                                            --------------    -------------
Minority Interest                                                                    1,614            1,618
                                                                            --------------    -------------

Commitments and Contingencies

PARTNERS' CAPITAL
General Partner                                                                    161,271          161,750
Preferred Limited Partners                                                         112,327          112,327
Common Limited Partners                                                             26,677           27,578
                                                                            --------------    -------------
                                                                                   300,275          301,655
                                                                            --------------    -------------
                                                                            $      789,429    $     795,772
                                                                            ==============    =============

             See accompanying notes to consolidated financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                      (UNAUDITED)
                  (IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT AMOUNTS)


                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                              2002                  2001
                                                                         ---------------       --------------
REVENUES
Minimum Rents                                                            $        26,394       $       25,623
Percentage and Overage Rents                                                         583                  713
Recoveries from Tenants                                                            8,283                8,209
Interest                                                                              57                  143
Other                                                                                376                  332
                                                                         ---------------       --------------
                                                                                  35,693               35,020
                                                                         ---------------       --------------

EXPENSES
Operating and Maintenance                                                          6,456                6,066
Real Estate Taxes and Insurance                                                    3,944                3,735
Advertising and Promotions                                                           166                  178
General and Administrative                                                         1,641                1,833
Merger Expenses                                                                    1,864                   --
Depreciation                                                                       7,071                7,179
Amortization of Deferred Financing Costs                                             370                  381
Amortization of Deferred Leasing Costs                                               135                  171
Interest                                                                           6,156                8,038
                                                                         ---------------       --------------
                                                                                  27,803               27,581
                                                                         ---------------       --------------
                                                                                   7,890                7,439
Minority Interest in (Income) Loss of Consolidated Partnerships                      (66)                  98
Gain on Sales of Real Estate                                                          --                  872
                                                                         ---------------       --------------
Net Income                                                                         7,824                8,409
Preferred Unit Distributions                                                      (2,579)              (2,579)
                                                                         ---------------       --------------
Net Income Available to Common Unitholders                               $         5,245       $        5,830
                                                                         ===============       ==============

Basic Earnings Per Partnership Common Unit                               $          0.26       $         0.29
                                                                         ===============       ==============
Diluted Earnings Per Partnership Common Unit                             $          0.26       $         0.29
                                                                         ===============       ==============
Basic Weighted Average Number of Partnership Units                                20,010               19,856
Add: Dilutive Effect of Stock Options                                                 92                   13
                                                                         ---------------       --------------
Dilutive Weighted Average Number of Partnership Units                             20,102               19,869
                                                                         ===============       ==============

             See accompanying notes to consolidated financial statements.

                    PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                              2002                  2001
                                                                         --------------        --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $       17,848        $       16,298
                                                                         --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real Estate Assets, Developed or Acquired,
  Net of Accounts Payable                                                        (3,369)               (4,970)
 Proceeds from Sales of Real Estate                                                  --                 1,790
 Decrease (Increase) in Restricted Cash                                           1,244                (4,109)
                                                                         --------------        --------------
    Net Cash Used in Investing Activities                                        (2,125)               (7,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Borrowings                                                          1,000                81,580
Repayment of Borrowings                                                         (19,483)              (86,717)
Net Proceeds from Issuance of Partnership Common Units                            3,631                    --
Distributions to Preferred Unitholders                                             (454)               (2,579)
Distributions to Minority Interest of Consolidated Partnerships                     (70)                  (71)
Deferred Financing Costs                                                           (105)                 (377)
                                                                         --------------        --------------
    Net Cash Used in Financing Activities                                       (15,481)               (8,164)
                                                                         --------------        --------------

Net Increase (Decrease) in Cash                                                     242                   845
Cash, Beginning of Period                                                        11,493                 2,636
                                                                         --------------        --------------
Cash, End of Period                                                      $       11,735        $        3,481
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

1.  BUSINESS SUMMARY, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The Operating Partnership is primarily engaged in the business of owning, leasing, managing, operating, developing and redeveloping regional malls, community centers and other commercial properties. The tenant base includes primarily national, regional and local retail companies. Consequently, credit risk is concentrated in the retail industry. JP Realty, Inc., a Maryland corporation (the "Company"), is the sole general partner of the Operating Partnership. The Company conducts all of its business operations through, and holds a controlling general partner interest in, the Operating Partnership. Since there are no material differences between the Company and the Operating Partnership they will be collectively referred to as the "Company" unless the context requires otherwise.

    The accompanying consolidated financial statements include the accounts of the Operating Partnership and all controlled affiliates. The interim financial data for the three months ended March 31, 2002 and 2001 is unaudited; however, in the opinion of the Company, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All significant inter-company balances and transactions have been eliminated in the consolidated presentation.

    Net income of the Operating Partnership is allocated first to its preferred unitholders as described in Note 4 and then to its common unitholders based upon their pro-rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based on the weighted average number of common units outstanding as follows:

                                                                  MARCH 31,
                                         --------------------------------------------------------------
                                                     2002                              2001
                                         -----------------------------   ------------------------------

                                              UNITS       PERCENTAGE          UNITS        PERCENTAGE
                                         -------------   -------------   -------------    -------------
Units held by General Partner               16,371,000          81.81%      16,219,000           81.68%
Units held by Limited Partners               3,639,000          18.19%       3,637,000           18.32%
                                         -------------   -------------   -------------    -------------
                                            20,010,000         100.00%      19,856,000          100.00%
                                         =============   =============   =============    =============

  Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis over the terms of the respective agreements and are recorded in the consolidated statement of operations in amortization of deferred financing costs and amortization of deferred leasing costs, which amounts, for deferred financing fees, approximate those amortized using the effective interest method.


2.BORROWINGS

                                                                                  MARCH 31,
                                                                                    2002
                                                                               ---------------
Credit facility, unsecured; variable rate; weighted average interest at 2.94%
 during 2002, due in 2003                                                      $       106,000
Notes, unsecured; interest at 7.29%, maturing 2005 to 2008                             100,000
Mortgage payable, secured by real estate; interest at 6.68%, due in 2008                81,317
Mortgage payable, secured by real estate; interest at 6.64%, due 2011                   78,111
Loan facility, secured by real estate; variable rate; weighted average
 interest at 3.37% during 2002, due in 2003                                             47,340
Construction loan, secured by real estate; variable rate; weighted average
 interest at 3.36% during 2002, due in 2003                                             44,085
Other notes payable, secured by real estate; interest ranging from
 7.0% to 9.99%, maturing 2003 to 2095                                                    3,346
                                                                               ---------------
                                                                               $       460,199
                                                                               ===============

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

2.    BORROWINGS (CONTINUED)

  On January 22, 2001, the Operating Partnership through Boise Mall, LLC, an indirectly wholly-owned subsidiary, obtained a first mortgage on Boise Towne Square in the amount of $79,000 with a ten-year term. The payment is based on a thirty-year amortization schedule with a balloon payment of $68,315 on February 10, 2011, bearing interest at a fixed 6.64% per annum. The Operating Partnership used the proceeds to payoff $61,223 of notes, secured by real estate, with an interest rate of 6.37% which matured on January 22, 2001 and reduced amounts outstanding under the Operating Partnership's credit facility. The properties unencumbered by this transaction include Cottonwood Mall in Holladay, Utah, North Plains Mall in Clovis, New Mexico and Three Rivers Mall in Kelso, Washington.

  On June 28, 2001, Provo Mall Development Company Ltd., a consolidated partnership of which the Operating Partnership is the general partner, exercised its right to extend its $50,000 construction loan facility. The construction loan is collateralized by Provo Towne Centre and guaranteed by the Operating Partnership. The loan bears interest at a variable rate indexed to the LIBOR rate plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60, or 90 LIBOR rate. The balance outstanding as of March 31, 2002 was $44,085. The extension was for a two-year period maturing July 1, 2003.

  On July 31, 2001, Spokane Mall Development Company, Ltd. Partnership, a consolidated partnership of which the Operating Partnership is the general partner, obtained a new loan facility from a group of banks led by Bank One Arizona, NA. The new loan facility totals $47,340, of which $41,600 was drawn at closing and used to pay-off and terminate the maturing $50,000 Spokane Valley Mall construction loan, which had a balance of $41,600. The new loan facility is for two years, maturing on July 31, 2003, with an interest rate of LIBOR plus 150 basis points. The LIBOR rate used is at the Company's option and is based upon the 30, 60 or 90 day LIBOR rate. An additional $5,740 was drawn on the loan facility in December 2001 to fund the construction of Spokane Valley Mall Plaza. The balance outstanding under this loan facility as of March 31, 2002 was $47,340.


3. SCHEDULE OF MATURITIES OF BORROWINGS

      The following summarizes  the scheduled maturities of borrowings at March
31, 2002:

YEAR                                                                            TOTAL
----                                                                       -------------
2002                                                                       $       1,425
2003                                                                             199,743
2004                                                                               2,124
2005                                                                              27,287
2006                                                                              27,446
2007                                                                              27,617
Thereafter                                                                       174,557
                                                                           -------------
                                                                           $     460,199
                                                                           =============

               PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

4.    PARTNERS' CAPITAL

      The following table summarizes changes in partners' capital since December 31, 2001:

                                                             PREFERRED          COMMON
                                              GENERAL          LIMITED           LIMITED
                                              PARTNER          PARTNERS          PARTNERS        TOTAL
                                            ------------    --------------    -------------    ----------
Partners' Capital at December 31, 2001      $    161,750    $      112,327    $      27,578    $  301,655
Units Issued upon Exercise of Stock Options        3,631                --               --         3,631
Net Income                                         4,290             2,579              955         7,824
Distributions Paid                                    --              (454)              --          (454)
Distributions Accrued                             (8,400)           (2,125)          (1,856)      (12,381)
                                            ------------    --------------    -------------    ----------
Partners' Capital at March 31, 2002         $    161,271    $      112,327    $      26,677    $  300,275
                                            ============    ==============    =============    ==========

  In April 1999, the Operating Partnership issued 510,000 Series A 8.75% cumulative redeemable preferred units of limited partner interests (the "Series A Preferred Units") in exchange for a gross contribution of $12,750. Each
Series A Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $405, for the repayment of borrowings outstanding under its prior credit facility. The Series A Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after April 23, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series A Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series A Preferred Unit for one share of the Company's Series A 8.75% cumulative redeemable preferred stock beginning April 23, 2009, or earlier under certain circumstances. In the event that shares of Series A preferred stock are issued in exchange for Series A Preferred Units, the Operating Partnership will issue an equivalent number of Series A Preferred Units to the Company. Any shares of Series A preferred stock issued in exchange for Series A Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series A Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distributions paid to the Series A Preferred Units are based on the rate of 8.75% on the $12,750 or $279 for the three months ended March 31, 2002 and 2001.

  On July 28, 1999, the Operating Partnership issued 3,800,000 Series B 8.95% cumulative redeemable preferred units of limited partner interest (the "Series B Preferred Units") in exchange for a gross contribution of $95,000. Each Series B Preferred Unit represents a limited partner interest with a liquidation value of twenty-five dollars per unit. The Operating Partnership used the proceeds, less applicable transaction costs of $2,774, to repay $90,000 in borrowings under its prior credit facility and increase operating cash. The Series B Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after July 28, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series B Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series B Preferred Unit for one share of the Company's Series B 8.95% cumulative redeemable preferred stock beginning July 28, 2009, or earlier under certain circumstances. In the event that shares of Series B preferred stock are issued in exchange for Series B Preferred Units, the Operating Partnership will issue an equivalent number of Series B Preferred Units to the Company. Any shares of Series B preferred stock issued in exchange for Series B Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series B Preferred Units and will not be convertible into any other securities of the Company. The income allocated to holders of the Series B Preferred Units is based upon the rate of 8.95% on the $95,000 or $2,125 for the three months ended March 31, 2002 and 2001. Distributions are paid on the last day of the quarter providing that day is a business day. If the payment falls on a non-business day, the payment is due on the following business day, except that payment for the fourth quarter distributions must be made in December. Since March 31, 2002 was a Sunday, the payment of $2,125 was made on April 1, 2002. Distributions paid were $0 and $2,125 for the three months ended March 31, 2002 and 2001.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

4.    PARTNERS' CAPITAL (CONTINUED)

      On May 1, 2000, the Operating Partnership issued 320,000 Series C 8.75% cumulative redeemable preferred units of limited partner interest (the "Series C Preferred Units"), with a liquidation value of twenty-five dollars per unit, in exchange for a gross contribution of $8,000. The Operating Partnership used the proceeds, less applicable transaction costs and expenses of $244, to pay down the borrowings under its prior credit facility. The Series C Preferred Units, which may be redeemed for cash at the option of the Operating Partnership on or after May 1, 2005, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The Series C Preferred Units are exchangeable at the option of the preferred unitholder at a rate of one Series C Preferred Unit for one share of the Company's Series C 8.75% cumulative redeemable preferred stock beginning May 1, 2010, or earlier under certain circumstances. In the event that shares of Series C preferred stock are issued in exchange for Series C Preferred Units, the Operating Partnership will issue an equivalent number of Series C Preferred Units to the Company. Any shares of Series C preferred stock issued in exchange for Series C Preferred Units will have the same rights, terms and conditions with respect to redemption as the Series C Preferred Units and will not be convertible into any other securities of the Company. The income allocated and distribution paid to the Series C Preferred Units are based upon the rate of 8.75% on the 8,000 or $175 for the three months ended March 31, 2002 and 2001.

      Net income of the Operating Partnership is allocated first to its preferred unitholders as described above and then to its common unitholders based upon their pro-rata share of unit ownership. The Operating Partnership's income allocated to its common unitholders was based on the weighted average number of common units outstanding as follows:

                                                                  MARCH 31,
                                         --------------------------------------------------------------
                                                     2002                              2001
                                         -----------------------------   ------------------------------

                                              UNITS       PERCENTAGE          UNITS        PERCENTAGE
                                         -------------   -------------   -------------    -------------
Units held by General Partner               16,371,000          81.81%      16,219,000           81.68%
Units held by Limited Partners               3,639,000          18.19%       3,637,000           18.32%
                                         -------------   -------------   -------------    -------------
                                            20,010,000         100.00%      19,856,000          100.00%
                                         =============   =============   =============    =============

      The consolidated partnerships' minority interests in income or loss are calculated by multiplying the percentage of each such partnership owned by its respective minority partners by the total income or loss of such partnership unless the cumulative losses exceed the limited partners' investment. Such excess losses previously attributable to the limited partners will be recognized by the Company. Future income attributable to the limited partners will be recognized by the Company to the extent of these losses.


5.    SEGMENT INFORMATION

      The following information presents the Operating Partnership's three reportable segments: (1) regional malls, (2) community centers and (3)
commercial properties in conformity with FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in the Operating Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2001. Segment data includes total revenues and property net operating income (revenues less property operating expenses ("Property NOI")). The Operating Partnership evaluates the performance of its segments and allocates resources to them based on Property NOI.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)

5.    SEGMENT INFORMATION (CONTINUED)

      The regional mall segment consists of 18 regional malls in eight states containing approximately 10,414,000 square feet of total gross leasable area ("GLA") and which range in size from approximately 301,000 to 1,166,000 square feet of total GLA.

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

      The table below presents information about the Operating Partnership's reportable segments for the quarters ending March 31:

                                            REGIONAL     COMMUNITY     COMMERCIAL
                                             MALLS        CENTERS      PROPERTIES      OTHER         TOTAL
                                           ---------    -----------    ----------    ----------    ----------
2002
----
Total Revenues                             $  28,580    $     5,101    $    1,881    $      131    $   35,693
Property Operating Expenses (1)               (8,924)        (1,228)         (414)           --       (10,566)
                                           ---------    -----------    ----------    ----------    ----------
Property NOI (2)                              19,656          3,873         1,467           131        25,127
Unallocated Expenses (3)                          --             --            --       (17,237)      (17,237)
Unallocated Minority Interest (4)                 --             --            --           (66)          (66)
Preferred Unit Distributions                      --             --            --        (2,579)       (2,579)
Consolidated Net Income                           --             --            --            --         5,245
Additions to Real Estate Assets                2,588            739            42            --         3,369
Total Assets (5)                             657,947         88,821        28,953        13,708       789,429
2001
----
Total Revenues                             $  28,017    $     5,015    $    1,899    $       89   $    35,020
Property Operating Expenses (1)               (8,505)        (1,101)         (373)           --        (9,979)
                                           ---------    -----------    ----------    ----------    ----------
Property NOI (2)                              19,512          3,914         1,526            89        25,041
Unallocated Expenses (3)                          --             --            --       (17,602)      (17,602)
Unallocated Minority Interest (4)                 --             --            --            98            98
Unallocated Other (6)                             --             --            --           872           872
Preferred Unit Distributions                      --             --            --        (2,579)       (2,579)
Consolidated Net Income                           --             --            --            --         5,830
Additions to Real Estate Assets                1,744          3,015           211            --         4,970
Total Assets (5)                             662,823         81,724        29,565        13,299       787,411

-----------------
(1) Property operating expenses consist of operating, maintenance, real estate taxes and insurance, advertising and promotion expenses as listed in the consolidated statement of operations.
(2) Total revenues minus property operating expenses.
(3) Unallocated expenses consist of general and administrative, merger expenses, depreciation, amortization of deferred financing costs, amortization of deferred leasing costs and interest as listed in the consolidated statement of operations.
(4) Unallocated minority interest includes minority interest in (income) loss of consolidated partnerships as listed in the consolidated statement of operations.
(5) Unallocated other total assets include cash, corporate offices, miscellaneous real estate and deferred financing costs.
(6) Unallocated other includes gain on sales of real estate as listed in the consolidated statement of operations.

                PRICE DEVELOPMENT COMPANY, LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT PER PARTNERSHIP UNIT DATA AMOUNTS)


6. PROPOSED MERGER

   On March 3, 2002, JP Realty, Inc. and the Operating Partnership entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with General Growth Properties, Inc. ("GGP") and its operating partnership subsidiary, GGP Limited Partnership ("GGP OP"), pursuant to which JP Realty, Inc. and the Operating Partnership will merge into indirect wholly owned subsidiaries of GGP OP.

   The total acquisition price will be approximately $1,100,000, which includes assumption of approximately $460,000 of existing debt and $116,000 of the Operating Partnership's existing preferred units. Pursuant to the terms of the Merger Agreement, each of the outstanding shares of JP Realty common stock will be exchanged for $26.10 per share cash. Each common unit of the Operating Partnership will be exchanged for either $26.10 in cash or .522 Series B 8.5% Convertible Preferred Units of GGP OP, convertible into General Growth common stock based on a conversion price of $50 per share.

   The Merger Agreement authorizes JP Realty, Inc. and the Operating Partnership to declare and pay regular quarterly dividends/distributions for the first quarter and a pro rate dividend through the closing date of the merger.

   The Merger Agreement has been unanimously approved by the board of directors of JP Realty, Inc. The merger is subject to customary closing conditions, including the approval of the transaction by the stockholders of JP Realty, Inc. The Merger Agreement does not contain any financing contingencies. It is anticipated that the transaction will be closed in the second quarter of 2002.


7. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                MARCH 31,      MARCH 31,
                                                                  2002           2001
                                                               -----------   ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
The following non-cash transactions occurred:
Distributions Accrued For General Partner Not Paid             $     8,400   $      8,009
Distributions Accrued For Common Limited Partners Not Paid     $     1,856   $      1,801
Distributions Accrued For Preferred Limited Partners Not Paid  $     2,125   $         --


8.    SUBSEQUENT EVENTS

      On May 3, 2002, the Operating Partnership purchased Country Hills Plaza Shopping Center in Ogden, Utah. This property is a community center anchored by Smith's Food King and contains approximately 128,800 square feet and is currently 98% occupied. The purchase price for this property was $12,700. The Operating Partnership assumed debt of $5,683 with an interest rate of 7.375% due in May 2021, callable by lender and pre-payable in May 2006, and paid the balance of $7,017 in cash received from the proceeds of the sale of Fry's Shopping Plaza on November 5, 2001. The sale qualified as a Section 1031 exchange for federal income tax purposes.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS
       ------------------------------------------------------------------------
       OF OPERATIONS
       -------------

OVERVIEW

      The   following  discussion  should  be  read  in  conjunction  with  the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein.

      JP Realty, Inc. is a fully integrated, self-administered and self-managed REIT primarily engaged in the ownership, leasing, management, operation, development, redevelopment and acquisition of retail properties in Utah, Idaho, Colorado, Arizona, Nevada, New Mexico and Wyoming (the "Intermountain Region"), as well as in Oregon, Washington and California. JP Realty, Inc. conducts all of its business operations through, and held a controlling general interest in the Operating Partnership as of March 31, 2002. The Operating Partnership's existing portfolio consists of 51 properties, in three operating segments, including 18 enclosed regional malls, 26 community centers together with one free-standing retail property and six mixed-use commercial properties.

      The Company accounts for all its controlled affiliates in the Company's consolidated financial statements and all significant intercompany balances have been eliminated.

CRITICAL ACCOUNTING POLICIES

      The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments about the effects of matters of matters of future events that are inherently uncertain. These estimates and judgments may affect the reported amounts of assets, liabilities, revenues and expenses estimates and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including contingencies and litigation. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances. Those estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      To assist in understanding our results of operations and financial position, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our results and financial position, either because of the significance of the financial statement items to which they relate or because they require management's most difficult, subjective or complex judgments.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

      Certain minimum rents are recognized monthly based upon amounts which are currently due from tenants, when such amounts are not materially different than recognizing the fixed cash flow over the initial term of the lease using the straight-line method. Certain leases have in-lieu rents, which cover all rent charges and recoveries and are recorded as minimum rents. All other minimum rents are recognized using the straight-line method. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the lessee. These percentage rents are accrued once the required sales level is achieved. The leases also typically provide for tenant reimbursements of common area maintenance, insurance and real estate taxes. Income from tenant reimbursements and other property related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in minimum rents and recognized upon termination of a tenant lease.

      The Company makes estimates of the collectivity of its accounts receivable. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. These estimates have a direct impact on the Company's net income, because a higher bad debt reserve results in less net income.

PROPERTY

      Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest and real estate taxes incurred during the development and construction periods are also capitalized.

      Depreciation is computed on a straight-line basis generally over 40 years for buildings and four to ten years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the shorter of the asset's estimated useful life or the life of the related lease. Expenditures for maintenance and repairs are charged to operations as incurred. Major replacements and betterments which improve or extend the life of the assets are capitalized and depreciated over their estimated useful lives.

      At each balance sheet date the Company assesses whether there has been an impairment in the value of its long-lived assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants ability to perform their duties and pay rent under the terms of the leases. The Company may recognize an impairment loss if the income stream is not sufficient to cover its investment. Such a loss would be determined as the difference between the carrying value and the fair value of a property. If such a loss were recognized it could have a significant impact on the Company's net income.

DEFERRED CHARGES

      Deferred charges consist principally of financing fees and leasing commissions paid to third parties. These costs are amortized on a straight-line basis over the terms of the respective agreements and are recorded in the consolidated statement of operations in amortization of deferred financing costs and amortization of deferred leasing cost which amounts, for deferred financing fees, approximate those amortized using the effective interest method.

RESULTS OF OPERATIONS

    COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

      Total revenues increased 1.9%, or $673,000, for the quarter ended March 31, 2002. Of the $673,000 increase, $563,000 was the result of increased revenues at the regional malls, $86,000 was the result of increased revenues at the community centers and $18,000 was the result of decreased revenues at the commercial properties. An increase of $42,000 was not allocated to a particular property segment.

MINIMUM RENTS

      Minimum rents increased 3.0%, or $771,000, for the quarter ended March 31, 2002. Minimum rents increased by $672,000 at the regional malls primarily due to overall growth throughout the regional mall portfolio. Minimum rents increased by $124,000 at the community centers due to the October 2001 opening of the Spokane Valley Mall Plaza in Spokane, Washington together with overall growth throughout the properties offset by lost minimum rents due to the November 2001 sale of Fry's Shopping Plaza in Glendale, Arizona and $237,000 from lease termination settlements in 2001. Minimum rents at the commercial properties decreased by $49,000. Amounts not allocated to a segment increased by $24,000.

PERCENTAGE AND OVERAGE RENTS

      Percentage  and  overage rents decreased  18.2%,  or  $130,000,  for  the
quarter ended March 31,  2002.   Percentage  and  overage  rents  decreased  by
$106,000 at the regional malls and by $24,000 at the community centers.

RECOVERIES FROM TENANTS

      Recoveries from tenants increased 0.9%, or $74,000, for the quarter ended March 31, 2002. Recoveries from tenants increased by $6,000 at the regional malls, $37,000 at the community centers and $31,000 at the commercial properties.

INTEREST AND OTHER REVENUES

      Interest and other revenues decreased 8.8%, or $42,000 for the quarter ended March 31, 2002.

EXPENSES

      Total expenses increased 0.8%, or $222,000, for the quarter ended March 31, 2002. Property operating expenses (operating and maintenance, real estate taxes and insurance, and advertising and promotions) increased by $587,000, general and administrative expenses decreased by $192,000, merger expenses increased by $1,864,000, depreciation and amortization decreased by $155,000 and interest decreased by $1,882,000.

PROPERTY OPERATING EXPENSES

      Property operating expenses (operating and maintenance, real estate taxes and insurance, and advertising and promotions) increased by $419,000 at the regional malls, $127,000 at the community centers and $41,000 at the commercial properties.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased $192,000 for the quarter ended March 31, 2002. The decrease is primarily related to decreased employee payroll and benefit costs, computer services and legal expenses.

MERGER EXPENSES

      Expenses incurred for the proposed merger with General Growth Properties, Inc. were $1,864,000 for the quarter ended March 31, 2002. There were no such expenses in for the quarter ended March 31, 2001.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased $155,000 for the quarter ended March 31, 2002. This decrease is attributable to the reduction in asset lives on certain tenant improvements for the quarter ended March 31, 2001 of $400,000 compared to $6,000 for the quarter ended March 31, 2002, offset by additional depreciation on the new community center of Spokane Valley Mall Plaza and additional tenant allowances.

INTEREST EXPENSE/CAPITALIZED INTEREST

      Interest expense decreased $1,882,000 for the quarter ended March 31, 2002. The decrease in interest expense is the result of lower interest rates on the Company's variable rate debt. Interest capitalized on projects under development was $34,000 in 2002 compared to $88,000 in 2001.

MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED PARTNERSHIPS

      Income attributable to minority interest increased $164,000 to $66,000 income in 2002 compared to $98,000 loss in 2001. This is mainly due to a consolidated partnership where cumulative losses now exceed the limited partners' investment in such consolidated partnership and such losses previously attributable to its limited partners are now recognized by the Company.

GAIN ON SALES OF REAL ESTATE

      Gain on sales of real estate decreased $872,000 due to a sale of an out parcel with a gain of $872,000 during the quarter ended March 31, 2001 and no such sales occurred during the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal uses of its liquidity and capital resources have historically been for distributions, property acquisitions, property development, expansion and renovation programs and debt repayment. To maintain its qualification as a REIT under the Code, JP Realty, Inc. is required to distribute to its stockholders at least 90% of its "Real Estate Investment Trust Taxable Income," as defined in the Code. For the quarter ended March 31, 2002, JP Realty, Inc. declared a dividend of $.51 per share payable April 16, 2002 to the stockholders of record as of April 4, 2002. The Operating Partnership declared a distribution of $.51 per partnership unit payable April 16, 2002, to partners of record April 4, 2002.

      The Company's principal source of liquidity is its cash flow from operations generated from its real estate investments. As of March 31, 2002, the Company's cash and restricted cash amounted to approximately $16.1 million. In addition to its cash and restricted cash, unused capacity under the Operating Partnership's credit facility at March 31, 2002 totaled $94 million.

      The Company expects to meet its short-term cash requirements, including distributions, recurring capital expenditures related to maintenance and improvement of existing properties, through undistributed funds from operations, cash balances and advances under the Operating Partnership's credit facility.

      The Company's principal long-term liquidity requirements will be the repayment of principal on its outstanding secured and unsecured indebtedness. At March 31, 2002, the Company's total outstanding indebtedness was approximately $460.2 million. Such indebtedness included: (i) the Provo Towne Centre construction loan of approximately $44.1 million which is due in July 2003; (ii) the Spokane Valley Mall construction loan of $47.3 million which is due in July 2003; (iii) the Operating Partnership's credit facility with a balance of $106.0 million maturing July 2003; (iv) the $100 million senior notes principal payable of $25 million a year beginning March 2005; (vi) the $81.3 million, 6.68% first mortgage on NorthTown Mall, which requires a balloon payment of approximately $73.0 million in September 2008; and (v) the $78.1 million, 6.64% first mortgage on Boise Towne Square, which requires a balloon payment of approximately $68.4 million in February 2011.

      Quarterly distributions to the preferred unitholders of approximately $278,900, $2,125,600 and $175,000 are due to the holders of the Series A, Series B and Series C Preferred Units, respectively, on the last day of each March, June, September and December of each year. If the last day of each payment period falls on a non-business day, payment is due on the immediately preceding business day for Series A and C and on the following business day for Series B, except that payment for the Series B fourth quarter distributions must be made in December.

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

Operating Partnership had entered into an interest rate protection agreement in anticipation of issuing these notes and received $270,000 as a result of terminating this agreement making the effective rate of interest on these notes 7.26%. Interest payments are due semi-annually on March 11th and September 11th of each year. Principal payments of $25 million are due annually beginning March 2005. The proceeds were used to partially repay outstanding borrowings under the prior credit facility. At March 31, 2002, the Company and the Operating Partnership had an aggregate of $300 million in registered securities available under its effective shelf registration statement.

      The Company intends to fund its distribution, development, expansion, renovation, acquisition and debt repayment activities from the Operating Partnership's credit facility, from other debt and equity financings, including public financing and from selective asset sales. The Company's ratio of debt-to-total market capitalization was approximately 41.3% at March 31, 2002.

      On March 3, 2002, JP Realty, Inc. and the Operating Partnership entered into a definitive Merger Agreement with GGP and its operating partnership subsidiary, GGP OP, pursuant to which JP Realty, Inc. and the Operating Partnership will merge into indirect wholly owned subsidiaries of GGP OP. The total acquisition price will be approximately $1.1 billion, which includes assumption of approximately $460 million of existing debt and $116 million of the Operating Partnership's existing preferred units. Pursuant to the terms of the Merger Agreement, each of the outstanding shares of JP Realty, Inc. common stock will be exchanged for $26.10 per share cash. Each common unit of the Operating Partnership will be exchanged for either $26.10 in cash or .522 Series B 8.5% Convertible Preferred Units of GGP OP, convertible into General Growth common stock based on a conversion price of $50 per share. The Merger Agreement authorizes JP Realty, Inc. and the Operating Partnership to declare and pay regular quarterly dividends/distributions for the first quarter and a pro rated dividend through the closing date of the merger. The merger is subject to customary closing conditions, including the approval of the transaction by the stockholders of JP Realty, Inc. The Merger Agreement does not contain any financing contingencies. It is anticipated that the transaction will be closed in the second quarter of 2002. The merger with GGP OP will not require use of the Company's cash except to pay for certain expenses relating to such merger.

      Net cash provided by operating activities for the quarter ended March 31, 2002 was $17,848,000 versus $16,298,000 for the corresponding period of 2001. Net income adjusted for non-cash items accounted for a $155,000 decrease, while changes in operating assets and liabilities accounted for a $1,705,000 increase in cash.

      Net cash used in investing activities for the quarter ended March 31, 2002 was $2,125,000. It primarily reflects real estate assets investments of $3,369,000 and an decrease in restricted cash of $1,244,000.

      Net cash used in financing activities for the quarter ended March 31, 2002 was $15,481,000. Cash was received from borrowings of $1,000,000 and net proceeds from the sale of common stock from stock options exercised was $3,631,000. Cash was used to repay borrowings in the amount of $19,483,000, for distributions to preferred unitholders in the amount of $454,000, and to minority interests in the amount of $70,000, along with the payment of $105,000 of deferred financing costs.

      The statements contained in this Quarterly Report of Form 10-Q that are not purely historical fact are forward looking statements, including statements regarding the Company's expectations, budgets, estimates and contemplations. Actual future performance, achievements and results of the Operating Partnership may differ materially from those expressed or implied by such forward-looking statements as a result of such known and unknown risks, uncertainties, assumptions and other factors. Representative examples of these factors include, without limitation, general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, governmental and public policy changes, the effects of the pending Merger Agreement and the related proposed merger and the continued availability of financing in the amounts and on the terms necessary to support the future business of the Operating Partnership. Readers are cautioned that the Operating Partnership's actual results could differ materially from those set forth in such forward-looking statements.

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

      The Operating Partnership uses long-term and medium-term debt as a source of capital. At March 31, 2002, the Operating Partnership had approximately $262,774,000 of outstanding fixed rate debt, consisting of $100,000,000 in unsecured senior notes and $162,774,000 in mortgages and notes secured by real estate. The various fixed rate debt instruments mature starting in the year 2003 through 2095. The weighted average rate of interest on the fixed rate debt was approximately 6.92% for the period ended March 31, 2002. When debt instruments of this type mature, the Operating Partnership typically refinances such debt at the then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Changes in general market interest rates will affect the fair value of the Operating Partnership's fixed rate debt (i.e. as the interest rates increase the fair value of the debt decreases and as interest rates decrease the fair value of the debt increases), but will not have an effect on the interest rate, interest expense or cash flow of such debt. In addition, the Operating Partnership may attempt to reduce interest rate risk associated with a forecasted issuance of new fixed rate debt by entering into interest rate protection agreements. Additionally, $1,425,000 of scheduled principal amortization payments are due during the second through the fourth quarters of 2002.

      The Operating Partnership's credit facility and existing construction loans have variable interest rates and any fluctuation in interest rates could increase or decrease the Operating Partnership's interest expense. The credit facility borrowings are primarily transacted utilizing a variable interest rate tied to LIBOR, which as of March 31, 2002 was equal to LIBOR plus 110 basis points. The interest rate on the construction loan and loan facility as of March 31, 2002 was equal to LIBOR plus 150 basis points. The LIBOR rate used is at the Operating Partnership's option and is based upon the 30, 60 or 90 day LIBOR rate. A change in the LIBOR rate will effect the Operating Partnership's interest expense and cash flow. At March 31, 2002, the Operating Partnership had approximately $197,425,000 in outstanding variable rate debt. The weighted average rate of interest on the variable interest rate debt was approximately 3.13% for the period ended March 31, 2002. If the interest rate for the Operating Partnership's variable rate debt increased or decreased by 1.0%, the Operating Partnership's annual interest expense on its then outstanding variable rate debt would increase or decrease, as the case may be, by approximately $1,974,000.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

EXHIBIT
NUMBER                                                                         DESCRIPTION
------                                                                         -----------
2.1        Agreement and Plan or Merger , dated March 3, 2002, by and among JP Realty, Inc., Price
           Development Company, Limited Partnership, General Growth Properties, Inc. and General
           Growth Properties, Limited Partnership{(1)}
4.1        Form of Debt Security (4.6){(2)}
4.2        Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
           Manhattan Bank as trustee (4.8){(2)}
4.3        First Supplemental Indenture, dated March 11, 1998, by and between the Operating
           Partnership and The Chase Manhattan Bank as Trustee (4.9){(2)}
10.1       Second Amended and Restated Agreement of Limited Partnership of Price Development
           Company, Limited Partnership{(3)}
10.2       Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(4)}
10.6       Registration Rights Agreement among the Company and the Limited Partners of Price
           Development Company, Limited Partnership (10(g)){(4)}
10.7       Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
           Company and the Limited Partners of Price Development Company, Limited Partnership{(4)}
10.8       Exchange Agreement among the Company and the Limited Partners of Price Development
           Company, Limited Partnership (10(h)){(4)}
10.10      Amendment to Groundlease between Price Development Company and Alvin Malstrom as
           Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400)
           (10(j)){(4)}
10.11      Lease Agreement between The Corporation of the President of the Church of Jesus Christ
           of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.
           (Groundlease for Anaheim Plaza) (10(k)){(4)}
10.12      Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26,
           1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
           10(l)){(4)}
10.13      Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and
           dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m)){(4)}
10.14      Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){(4)}
10.15      First Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(3)}
10.16      Second Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(3)}
10.17      Third Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(5)}
10.18      Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(6)}
10.19      Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(7)}
10.20      Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(8)}
---------------------
    {(1)}  Document was previously filed with the Company's current report on Form 8-K dated March
           3, 2002, and is incorporated herein by reference.
    {(2)}  Documents were previously filed with the Operating Partnership's Current Report on Form
           8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
    {(3)}  Documents were previously filed with the Operating Partnership's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1999 and are  incorporated herein by reference.
    {(4)}  Documents were previously filed with the Company's Registration Statement on Form S-11,
           File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
    {(5)}  Documents were previously filed with the Operating Partnership's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
    {(6)}  Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
    {(7)}  Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
    {(8)}  Document was previously filed with the Operating Partnership's Annual Report on Form
           10-K for the year ended December 31, 2000 and is incorporated herein by reference.

        (b) CURRENT REPORTS ON FORM 8-K
            On March 3, 2002, the Operating Partnership filed a Current Report on Form 8-K containing Item No. 5 "Other Events" information relating to a definitive Agreement and Plan of Merger with General Growth Properties Inc. ("GGP") and its operating partnership subsidiary, GGP Limited Partnership ("GGP OP"), pursuant to which JP Realty, Inc. and Price Development Company, Limited Partnership will merge into indirect wholly owned subsidiaries of GGP OP.

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

                                         Price Development Company,
                                         Limited Partnership
                                        (Registrant)
                                         by: JP Realty, Inc.,
                                         its sole General Partner

                                         by: JP Realty, Inc.,
                                         its Sole General Partner


              May 8, 2002                /s/ G. Rex Frazier
-------------------------------          ----------------------------
                (Date)                   G. Rex Frazier
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                         AND DIRECTOR


              May 8, 2002                /s/ M. Scott Collins
--------------------------------         ----------------------------
                (Date)                   M. Scott Collins
                                         VICE PRESIDENT--CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL
                                          & ACCOUNTING OFFICER)

EXHIBIT
NUMBER                                                                         DESCRIPTION
------                                                                         -----------
2.1        Agreement and Plan or Merger , dated March 3, 2002, by and among JP Realty, Inc., Price
           Development Company, Limited Partnership, General Growth Properties, Inc. and General
           Growth Properties, Limited Partnership{(1)}
4.1        Form of Debt Security (4.6){(2)}
4.2        Indenture, dated March 11, 1998, by and between the Operating Partnership and The Chase
           Manhattan Bank as trustee (4.8){(2)}
4.3        First Supplemental Indenture, dated March 11, 1998, by and between the Operating
           Partnership and The Chase Manhattan Bank as Trustee (4.9){(2)}
10.1       Second Amended and Restated Agreement of Limited Partnership of Price Development
           Company, Limited Partnership{(3)}
10.2       Agreement of Limited Partnership of Price Financing Partnership, L.P. (10(b)){(4)}
10.6       Registration Rights Agreement among the Company and the Limited Partners of Price
           Development Company, Limited Partnership (10(g)){(4)}
10.7       Amendment No. 1 to Registration Rights Agreement, dated August 1, 1995, among the
           Company and the Limited Partners of Price Development Company, Limited Partnership{(4)}
10.8       Exchange Agreement among the Company and the Limited Partners of Price Development
           Company, Limited Partnership (10(h)){(4)}
10.10      Amendment to Groundlease between Price Development Company and Alvin Malstrom as
           Trustee and C.F. Malstrom, dated December 31, 1985. (Groundlease for Plaza 9400)
           (10(j)){(4)}
10.11      Lease Agreement between The Corporation of the President of the Church of Jesus Christ
           of Latter Day Saints and Price-James and Assumptions, dated September 24, 1979.
           (Groundlease for Anaheim Plaza) (10(k)){(4)}
10.12      Indenture of Lease between Ambrose and Zelda Motta and Cordova Village, dated July 26,
           1974, and Amendments and Transfers thereto.  (Groundlease for Fort Union Plaza)
           10(l)){(4)}
10.13      Lease Agreement between Advance Management Corporation and Price Rentals, Inc. and
           dated August 1, 1975 and Amendments thereto. (Groundlease for Price Fremont) (10(m)){(4)}
10.14      Groundlease between Aldo Rossi and Price Development Company, dated June 1, 1989, and related documents.  (Groundlease for Halsey Crossing) (10(n)){(4)}
10.15      First Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(3)}
10.16      Second Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(3)}
10.17      Third Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(5)}
10.18      Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(6)}
10.19      Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(7)}
10.20      Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of
           Price Development Company, Limited Partnership{(8)}
--------------------
    {(1)}  Document was previously filed with the Company's current report on Form 8-K dated March
           3, 2002, and is incorporated herein by reference.
    {(2)}  Documents were previously filed with the Operating Partnership's Current Report on Form
           8-K dated March 12, 1998, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
    {(3)}  Documents were previously filed with the Operating Partnership's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1999 and are  incorporated herein by reference.
    {(4)}  Documents were previously filed with the Company's Registration Statement on Form S-11,
           File No. 33-68844, under the exhibit numbered in the parenthetical, and are incorporated herein by reference.
    {(5)}  Documents were previously filed with the Operating Partnership's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1999 and are incorporated herein by reference.
    {(6)}  Document was previously filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.
    {(7)}  Document was previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and is incorporated herein by reference.
    {(8)}  Document was previously filed with the Operating Partnership's Annual Report on Form
           10-K for the year ended December 31, 2000 and is incorporated herein by reference.